Form 10-K/A
period 2020-12-31
ArcLight Clean Transition Corp.
filed 2021-05-05
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 4, 2021, 27,750,000 Class A ordinary shares, and 6,937,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to ArcLight Clean Transition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of ArcLight Clean Transition Corp. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”), the Company’s previously issued unaudited financial statements as of September 30, 2020 and for the period from July 28, 2020 (inception) to September 30, 2020, which were included in the Company’s Quarterly Report on Form 10-Q for such period filed with the SEC on November 16, 2020 (the “Quarterly Report”) and the Company’s opening balance sheet as of September 25, 2020 which was included in the Company’s 8-K filing on October 1, 2020.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 25, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the periods beginning with the period from July 28, 2020 through December 31, 2020 and for the period from July 28, 2020 (inception) to September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”).

The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on September 25, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A and to revise the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7 and the Financial Statements and Supplementary Data described in Item 8, which financial statements and supplementary data give effect to the change in accounting for the Warrants as disclosed in the Original Filing.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements in the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment No. 1 for additional information on the restatements and the related financial statement effects. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

CERTAIN TERMS

Unless otherwise stated in this Amendment No. 1 to the Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

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

v

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

Our sponsor is an affiliate of ArcLight Capital Partners, LLC (“ArcLight”), one of the leading firms focused on energy infrastructure investments in North America. Since inception, ArcLight has been at the forefront of the energy transition, investing $23 billion in 111 platform investments across the energy infrastructure landscape, including approximately 5 gigawatts of renewable generation as well as critical assets within the U.S. electric grid. ArcLight also has extensive exposure to the transportation sector through its investments in multiple fuel supply and logistics companies. ArcLight’s joint venture and transaction counterparties range from some of the largest global corporations to privately-held, entrepreneur-led businesses. We expect that ArcLight’s long-standing operational partner, Consolidated Asset Management Services, LLC (“CAMS”), which is minority-owned by an affiliate of ArcLight and which has a 12 year working relationship with ArcLight, will bring to bear its experience in providing information technology, environmental health and safety, engineering, due diligence and general operating services to the renewable energy sector, as well as its relationships with an extensive network of equipment, services and software providers.

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

Dr. Ja-Chin Audrey Lee, 42, serves on our board of directors. Dr. Lee has 15 years of experience in clean energy and currently serves as Senior Director, Energy Strategy at Microsoft (NASDAQ: MSFT). Previously, Dr. Lee served as Vice President of Energy Services at Sunrun Inc. (NASDAQ: RUN) from 2017 to 2020. Prior to Sunrun, she served as Vice President of Analytics and Design at Advanced Microgrid Solutions from 2014 to 2017. Before her role at Advanced Microgrid Solutions, Dr. Lee was appointed by the Governor as Advisor to the President of the California Public Utilities Commission from 2011 to 2014, where she led the approval of first-in-the-nation rules on customer energy data. Dr. Lee serves on the board of Gridworks, a non-profit that convenes, educates and empowers stakeholders to decarbonize electricity grids. She also serves on the board of Pinnacle Engines, commercializing advanced engines for reduced petroleum usage and greenhouse gas emissions. Dr. Lee also serves on the board of Redaptive, an Efficiency-as-a-Service tool for commercial and industrial customers. She volunteered as Co-Chair and Co-Founder of Clean Energy for Biden. Dr. Lee earned her Ph.D. and M.S. in Electrical Engineering from Princeton University and her B.S. in Applied Physics from the California Institute of Technology.

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

The consummation of the Business Combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

●	approval by our shareholders and Proterra’s stockholders,

●	the expiration or termination of the waiting period under the HSR Act,

●	receipt of other required regulatory approvals,

●	no order, statute, rule or regulation enjoining or prohibiting the consummation of the Business Combination being in force,

●	the Company having at least $5,000,001 of net tangible assets as of the closing of the Business Combination,

●	our registration statement on Form S-4 having become effective,

●	Proterra’s common stock having been approved for listing on the Nasdaq, and

●	customary bring down conditions.

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

We are a recently incorporated company, incorporated under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares and other securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. . Ineffective internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 28, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of this material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

In this Report for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of, and for the period from July 28, 2020 (date of inception) to December 31, 2020, (ii) our unaudited interim financial statements as of and for the quarterly period ended September 30, 2020 and (iii) our opening balance sheet as of September 25, 2020.

The restatement results from our prior accounting for our outstanding warrants issued in connection with our initial public offering in September 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own equity and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 21, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the periods beginning with the period from July 28, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on September 25, 2020 and September 29, 2020 in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of the Company’s disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that the Company’s disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Report.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from July 28, 2020 (inception) through December 31, 2020, we had net loss of approximately $33.7 million, which consisted of approximately $1.3 million in general and administrative costs and $31.8 million change in the fair value of the warrant liabilities and $0.7 million of financing costs associated with the warrant liabilities, which was partially offset by interest income on the investments in Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised or expiration, and any change in fair value is recognized in our statement of operations. For the periods from July 28, 2020 (inception) to September 30, 2020 and from July 28, 2020 (inception) to December 31, 2020, the change in fair value of warrants was a decrease of approximately $260,000 and an increase of $32,960,000, respectively.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption right that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,359,616 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 21,425,000 warrants to purchase ordinary shares in connection with our Initial Public Offering (19,500,000) and Private Placement (1,925,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report on present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report on had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 11, 2021, by and among ArcLight Clean Transition Corp., Phoenix Merger Sub, Inc., and Proterra Inc.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(3)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Class A Ordinary Share Certificate.(4)
4.3	Specimen Warrant Certificate.(4)
4.5	Warrant Agreement, dated September 25, 2020, between the Company and Continental Stock Transfer & Trust Company.(3)
10.1	Amendment No. 1 to Sponsor Letter Agreement, dated February 2, 2021.(2)
10.2	Sponsor Support Agreement, dated as of January 11, 2021, by and among ArcLight CTC Holdings, L.P., ArcLight Clean Transition Corp. and Proterra Inc and certain other parties thereto.(1)
10.3	Sponsor Letter Agreement, dated as of January 11, 2021, by and among ArcLight CTC Holdings, L.P., ArcLight Clean Transition Corp. and Proterra Inc and certain other parties thereto.(1)
10.5	Administrative Services Agreement between the Registrant and the Sponsor.(3)
10.6	Promissory Note, dated as of August 3, 2020, between the Registrant and the Sponsor.(4)
10.7	Securities Subscription Agreement, dated August 3, 2020, between the Registrant and the Sponsor.(4)
10.8	Letter Agreement between the Registrant, the Sponsor and the Registrant’s officers and directors.(3)
10.9	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(3)
10.10	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(3)
10.11	Form of Subscription Agreement.(1)
14.1	Code of Ethics***
21	List of Subsidiaries***
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Previously filed.
(1)	Incorporated by reference to the registrants Current Report on Form 8-K, filed with the SEC on January 12, 2021
(2)	Incorporated by reference to the registrants Current Report on Form 8-K, filed with the SEC on February 2, 2021
(3)	Incorporated by reference to the registrants Current Report on Form 8-K, filed with the SEC on September 29, 2020
(4)	Incorporated by reference to the registrants Registration Statement on Form S-1, filed with the SEC on September 21, 2020

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCLIGHT CLEAN TRANSITION CORP.

/s/ Jake F. Erhard
Name:	Jake F. Erhard
Title:	Chief Executive Officer

May 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel R. Revers	Chairman	May 5, 2021
Daniel R. Revers

/s/ Jake F. Erhard	Chief Executive Officer and Director	May 5, 2021
Jake F. Erhard	(Principal Executive Officer)

/s/ Marco F. Gatti	Chief Financial Officer	May 5, 2021
Marco F. Gatti	(Principal Financial and Accounting Officer)

/s/ Brian Goncher	Director	May 5, 2021
Brian Goncher

/s/ Ja-Chin Audrey Lee	Director	May 5, 2021
Ja-Chin Audrey Lee

/s/ Steven Berkenfeld	Director	May 5, 2021
Steven Berkenfeld

/s/ Arno Harris	Director	May 5, 2021
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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 28, 2020 (inception) through December 31, 2020 have been restated.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s working capital as of December 31, 2020 is not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Melville, New York

March 30, 2021, except for the effects of the restatement discussed in Notes 2, 3, 10 and 12 and Derivative Warrant Liabilities in Note 8, to which the date is May 5, 2021

ARCLIGHT CLEAN TRANSITION CORP.

BALANCE SHEET

AS RESTATED – SEE NOTE 2

DECEMBER 31, 2020

Assets
Current assets:
Cash	$873,882
Prepaid expenses	404,203
Total current assets	1,278,085
Investments held in Trust Account	277,548,542
Total Assets	$278,826,627

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,569
Accrued expenses	1,205,393
Total current liabilities	1,207,962
Deferred underwriting commissions	9,712,500
Derivative warrant liabilities	49,310,000
Total liabilities	60,230,462

Commitments and Contingencies
Class A ordinary shares; 21,359,616 shares subject to possible redemption at $10.00 per share	213,596,160

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,390,384 shares issued and outstanding (excluding 21,359,616 shares subject to possible redemption)	639
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,937,500 shares issued and outstanding	694
Additional paid-in capital	38,706,614
Accumulated deficit	(33,707,942)
Total shareholders’ equity	5,000,005
Total Liabilities and Shareholders’ Equity	$278,826,627

The accompanying notes are an integral part of these financial statements.

ARCLIGHT CLEAN TRANSITION CORP.

STATEMENT OF OPERATIONS

AS RESTATED – SEE NOTE 2

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$1,332,873
Loss from operations	(1,332,873)
Other (expense) income
Change in fair value of derivative warranty liabilities	(31,750,900)
Financing costs – warrant liabilities	(672,711)
Interest income	48,542
Total other (expense) income	(32,375,069)
Net loss	$(33,707,942)

Weighted average shares outstanding of Redeemable Class A common stock subject to redemption, basic and diluted	25,913,041
Basic and diluted net income per share, common stock subject to redemption	$-
Weighted average shares outstanding of Non-Redeemable Class A and Class B common stock, basic and diluted	8,643,813
Basic and diluted net loss per share, common stock	$(3.90)

The accompanying notes are an integral part of these financial statements.

ARCLIGHT CLEAN TRANSITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

AS RESTATED – SEE NOTE 2

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 28, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,937,500	694	24,306	-	25,000
Sale of units in initial public offering, gross	27,750,000	2,775	-	-	266,137,725	-	266,140,500
Offering costs	-	-	-	-	(15,211,793)	-	(15,211,793)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	1,350,400	-	1,350,400
Shares subject to possible redemption	(21,359,616)	(2,136)	-	-	(213,594,024)	-	(213,596,160)
Net loss	-	-	-	-	-	(33,707,942)	(33,707,942)
Balance - December 31, 2020	6,390,384	$639	6,937,500	$694	$38,706,614	$(33,707,942)	$5,000,005

The accompanying notes are an integral part of these financial statements.

ARCLIGHT CLEAN TRANSITION CORP.

STATEMENT OF CASH FLOWS

AS RESTATED – SEE NOTE 2

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(33,707,942)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party	30,387
Change in fair value of derivative warrant liabilities	31,750,900
Financing costs – warrant liabilities	672,711
Interest income	(48,542)
Changes in operating assets and liabilities:
Prepaid expenses	(404,203)
Accounts payable	2,569
Accrued expenses	1,135,393
Net cash used in operating activities	(543,727)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(277,500,000)
Net cash used in investing activities	(277,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	100
Proceeds received from initial public offering, gross	277,500,000
Proceeds received from private placement	7,550,000
Offering costs paid	(5,978,903)
Repayment of note payable to related parties	(153,588)
Net cash provided by financing activities	278,917,609

Net increase in cash	873,882

Cash - beginning of the period	-
Cash - ending of the period	$873,882

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs included in note payable – related party	$123,101
Deferred underwriting commissions	$9,712,500
Original Value of Class A ordinary shares subject to possible redemption	$211,817,230
Change in value of Class A ordinary shares subject to possible redemption	$1,778,930

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

The Company’s sponsor is ArcLight CTC Holdings, L.P., a Delaware limited partnership (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 22, 2020. On September 25, 2020, the Company consummated its Initial Public Offering of 25,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $250.0 million, and incurring offering costs of approximately $14.4 million, inclusive of approximately $8.8 million in deferred underwriting commissions (Note 7). On September 29, 2020, the Company issued an additional 2,750,000 units (the “Over-Allotment Units”) pursuant to the partial exercise by the underwriters of their over-allotment option in connection with the Initial Public Offering (the “Over-Allotment”). The Over-Allotment Units were priced at $10.00 per Unit, generating total gross proceeds of $27.5 million and incurring additional offering costs of approximately $1.5 million, inclusive of approximately $1.0 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering on September 25, 2020, the Company consummated the private placement (“Private Placement”) of 7,000,000 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $7.0 million (Note 5). Concurrently with the consummation of the Over-Allotment on September 29, 2020, the Sponsor also purchased an additional 550,000 Private Placement Warrants, generating gross proceeds of approximately $0.6 million.

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s consolidated financial statements for the period from July 28, 2020 (inception) through December 31, 2020, and for the period from July 28, 2020 through September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs up to September 25, 2020 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $154,000 (see Note 6) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid in full on October 1, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Restatement of Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in September 2020, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 25, 2020 and September 29, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on September 25, 2020 and September 29, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the periods beginning with the period from July 28, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company’s Initial Public Offering of 25,000,000 Units and the sale of Private Placement warrants completed on September 25, 2020. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one-half of one redeemable warrant. Each whole Warrant entitles the holder to purchase one of Class A ordinary share at a price of $11.50 per share. The Warrants will expire worthless five years from the date of completion of our initial business combination. The material terms of the warrants are more fully described in Note 8—Derivative Warrant Liabilities. See revised Footnote 9 – Fair Value Measurements.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the year ended December 31, 2020.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$278,826,627	$-	$278,826,627
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$1,207,962	$-	$1,207,962
Deferred underwriting commissions	9,712,500	-	9,712,500
Derivative warrant liabilities	-	49,310,000	49,310,000
Total liabilities	10,920,462	49,310,000	60,230,462
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	262,906,160	(49,310,000)	213,596,160
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	146	493	639
Class B ordinary shares - $0.0001 par value	694	-	694
Additional paid-in-capital	6,283,496	32,423,118	38,706,614
Accumulated deficit	(1,284,331)	(32,423,611)	(33,707,942)
Total shareholders’ equity	5,000,005	-	5,000,005
Total liabilities and shareholders’ equity	$278,826,627	$-	$278,826,627

	Period From July 28, 2020 (inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations and Comprehensive Loss
Loss from operations	$(1,332,873)	$-	$(1,332,873)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(31,750,900)	(31,750,900)
Financing costs - derivative warrant liabilities	-	(672,711)	(672,711)
Interest earned on investments held in Trust Account	48,542	-	48,542
Total other (expense) income	48,542	(32,423,611)	(32,375,069)
Net loss	$(1,284,331)	$(32,423,611)	$(33,707,942)

Basic and Diluted weighted-average Class A ordinary shares outstanding	26,276,074	-	25,913,041
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	7,561,720	-	8,643,813
Basic and Diluted net loss per Class B share	$(0.18)	-	$(3.90)

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

	Period From July 28, 2020 (inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(1,284,331)	$(32,423,611)	$(33,707,942)
Adjustment to reconcile net loss to net cash used in operating activities	740,604	32,423,611	33,164,215
Net cash used in operating activities	(543,727)	-	(543,727)
Net cash used in investing activities	(277,500,000)	-	(277,500,000)
Net cash provided by financing activities	278,917,609	-	278,917,609
Net change in cash	$873,882	$-	$873,882

In addition, the impact to the balance sheet dated September 25, 2020, filed on Form 8-K on October 1, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $16.1 million increase to the derivative warrant liabilities line item at September 25. 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

	As of September 25, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$252,456,400	$-	$252,456,400
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$1,109,161	$-	$1,109,161
Deferred underwriting commissions	8,750,000	-	8,750,000
Derivative warrant liabilities	-	16,090,000	16,090,000
Total liabilities	9,859,161	16,090,000	25,949,161
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	237,597,230	(16,090,000)	221,507,230
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	124	161	285
Class B ordinary shares - $0.0001 par value	719	-	719
Additional paid-in-capital	5,039,923	672,550	5,712,473
Accumulated deficit	(40,757)	(672,711)	(713,468)
Total shareholders’ equity	5,000,009	-	5,000,009
Total liabilities and shareholders’ equity	$252,456,400	$-	$252,456,400

Note 3—Summary of Significant Accounting Policies

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 21,425,000 warrants to purchase ordinary shares issued in connection with its Initial Public Offering (13,875,000) and Private Placement (7,550,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and were charged to shareholders’ equity or written off to the statement of operations upon the completion of the Initial Public Offering. The portion of the offering costs related to the issuance of the public and private warrants was expensed and included in the statement of operations as a financing costs – warrant liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 21,359,616 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

For The Period From July 28, 2020 (inception) through December 31, 2020

Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$37,362
Less: Company’s portion available to be withdrawn to pay taxes	-
Net income attributable	$37,362
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	25,913,041
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(33,707,942)
Less: Net income allocable to Class A common stock subject to possible redemption	37,362
Non-redeemable net loss	$(33,745,304)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,643,813
Basic and diluted net loss per share, Non-redeemable common stock	$(3.90)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

Note 7—Commitments and Contingencies

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

Note 8—Derivative Warrant Liabilities

As of December 31, 2020, the Company has 13,875,000 and 7,550,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 27,750,000 Class A ordinary shares issued or outstanding, including 21,359,616 Class A ordinary shares subject to possible redemption.

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

Note 10—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$277,547,390	$-	$-

Liabilities:
Derivative warrant liabilities – public warrants	$31,930,000	$-	$-
Derivative warrant liabilities – private warrants	$-	$-	$17,380,000

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, when the Public Warrants were separately listed and traded.

The changes in Level 3 liability measured at fair value for the fiscal year ended December 31, 2020 was solely due to the change in the fair value of the warrant liability reflected on the statement of operations. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The Company recognized $16,090,000 for the derivative warrant liabilities upon their issuance on September 25, 2020. For the period from July 28, 2020 (inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $33,220,000 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 25, 2020	As of December 31, 2020
Strike price	$10.00	$10.04
Contractual term (years)	1.0	1.0
Volatility	15.00%	22.00%
Risk-free interest rate	37.00%	0.38%
Dividend yield(per share)	0.0%	0.0%

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities for the period from July 22, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at July 3, 2020 (inception)	$-
Issuance of Public and Private Warrants	16,090,000
Additional warrant liabilities	1,469,100
Change in fair value of derivative warrant liabilities	31,750,900
Derivative warrant liabilities at December 31, 2020	$49,310,000

Note 11—Subsequent Events

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor, and other holders of Class B ordinary shares of ArcLight entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) with the Company and Proterra, pursuant to which the Sponsor and such holders agreed to, among other things, (i) vote at any meeting of the shareholders of the Company all of their ordinary shares held of record or thereafter acquired in favor of the proposals being considered in connection with the Business Combination, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

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

Note 12 — Quarterly Financial Information (Unaudited)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$279,941,343	$-	$279,941,343
Liabilities, redeemable non-controlling interest and stockholders’ equity
Total current liabilities	$1,102,095	$-	$1,102,095
Deferred underwriting commissions	9,712,500	-	9,712,500
Derivative warrant liabilities	-	16,350,000	16,350,000
Total liabilities	10,814,595	16,350,000	27,164,595
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	264,126,740	(16,350,000)	247,776,740
Shareholders’ equity
Preference shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	134	163	297
Class B ordinary shares - $0.0001 par value	694	-	694
Additional paid-in-capital	5,062,928	(536,552)	4,526,376
Accumulated deficit	(63,748)	536,389	472,641
Total shareholders’ equity	5,000,008	-	5,000,008
Total liabilities and shareholders’ equity	$279,941,343	$-	$279,941,343

	Period From July 28, 2020 (inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations and Comprehensive Loss
Loss from operations	$(63,748)	$-	$(63,748)
Other (expense) income:
Change in fair value of warrant liabilities	-	1,209,100	1,209,100
Financing costs - derivative warrant liabilities	-	(672,711)	(672,711)
Total other (expense) income	-	536,389	536,389
Net loss	$(63,748)	$536,389	$472,641

Basic and Diluted weighted-average Class B ordinary shares outstanding	7,066,920	-	7,275,953
Basic and Diluted net loss per Class B share	$(0.01)	-	$0.06

	Period From July 28, 2020 (inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(63,748)	$536,389	$472,641
Adjustment to reconcile net loss to net cash used in operating activities	48,298	(536,389)	(488,091)
Net cash used in operating activities	(15,450)	-	(15,450)
Net cash used in investing activities	(277,500,000)	-	(277,500,000)
Net cash provided by financing activities	279,500,100	-	279,500,100
Net change in cash	$1,984,650	$-	$1,984,650