Form 10-Q
period 2021-03-31
ArcLight Clean Transition Corp.
filed 2021-05-17
CIK 1820630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 12, 2021, 27,750,000 Class A ordinary shares, par value $0.0001, and 6,937,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

ARCLIGHT CLEAN TRANSITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCLIGHT CLEAN TRANSITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$92,041	$873,882
Prepaid expenses	331,168	404,203
Total current assets	423,209	1,278,085
Investments held in Trust Account	277,594,152	277,548,542
Total Assets	$278,017,361	$278,826,627

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,000	$2,569
Accrued expenses	4,148,090	1,205,393
Accrued expenses - related party	2,060	-
Total current liabilities	4,162,150	1,207,962
Deferred underwriting commissions	9,712,500	9,712,500
Derivative warrant liability	122,560,000	49,310,000
Total liabilities	136,434,650	60,230,462

Commitments and Contingencies
Class A ordinary shares; 13,658,271 and 21,359,616 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	136,582,710	213,596,160

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 14,091,729 and 6,390,384 shares issued and outstanding (excluding 13,658,271 and 21,359,616 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,409	639
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,937,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	694	694
Additional paid-in capital	115,719,294	38,706,614
Accumulated deficit	(110,721,396)	(33,707,942)
Total shareholders’ equity	5,000,001	5,000,005
Total Liabilities and Shareholders’ Equity	$278,017,361	$278,826,627

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$3,809,064
Loss from operations	(3,809,064)
Other income (expense)
Interest income	45,610
Change in fair value of stock warrant liability	(73,250,000)
Total other income (expense)	(73,204,390)
Net loss	$(77,013,454)

Weighted average shares outstanding of Redeemable Class A common stock subject to redemption, basic and diluted	21,274,046
Basic and diluted net income per share, common stock subject to redemption	$-
Weighted average shares outstanding of Non-Redeemable Class A and Class B common stock, basic and diluted	13,413,455
Basic and diluted net loss per share, common stock	$(5.74)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020 (restated)	6,390,384	$639	6,937,500	$694	$38,706,614	$(33,707,942)	$5,000,005
Shares subject to possible redemption	7,701,345	770	-	-	77,012,680	-	77,013,450
Net loss	-	-	-	-	-	(77,013,454)	(77,013,454)
Balance - March 31, 2021 (unaudited)	14,091,729	$1,409	6,937,500	$694	$115,719,294	$(110,721,396)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(77,013,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	(45,610)
Change in fair value of warrant liability	73,250,000
Changes in operating assets and liabilities:
Prepaid expenses	73,035
Accounts payable	9,431
Accrued expenses	2,942,697
Accrued expenses - related party	2,060
Net cash used in operating activities	(781,841)

Net increase in cash	(781,841)

Cash - beginning of the period	873,882
Cash - ending of the period	$92,041

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(77,013,450)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

ArcLight Clean Transition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 28, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company had not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from July 28, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the initial public offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end.

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Proposed Business Combination

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

PIPE Financing (Private Placement)

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors, pursuant to which they agreed to subscribe for and purchase, immediately following the closing of the Merger, an aggregate of 41,500,000 shares of the Company Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $415,000,000 (the “PIPE Financing”).

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Amendment No. 1 to in the Form 10-K/A filed by the Company with the SEC on May 5, 2021.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of March 31, 2021, the Company had approximately $90,000 in its operating bank account and a working capital deficit of approximately $3.7 million.

The Company’s liquidity needs up to September 25, 2020 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $154,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid in full on October 1, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and Initial Shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, September 25, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 13,875,000 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 7,550,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 13,658,271 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of March 31, 2021.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. An aggregate of 13,658,271 shares of Class A common stock subject to possible redemption at March 31, 2021 has been excluded from the calculation of basic loss per share of common stock, since such shares, if redeemed, only participate in their pro rata share of the trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the Over-Allotment Units) and Private Placement to purchase an aggregate of 21,425,000 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events.

Net loss per common share

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The basic and diluted loss per common share is calculated as follows:

For The Three Months Ended March 31, 2021

Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$22,449
Less: Company’s portion available to be withdrawn to pay taxes	-
Net income attributable	$22,449
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	21,274,046
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(77,013,454)
Less: Net income allocable to Class A common stock subject to possible redemption	22,449
Non-redeemable net loss	$(77,035,904)
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,413,455
Basic and diluted net loss per share, Non-redeemable common stock	$(5.74)

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Related Party Transactions

Founder Shares

On August 3, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). On September 3, 2020, the Sponsor transferred 35,000 Founder Shares to each of Arno Harris, Ja-Chin Audrey Lee, Brian Goncher and Steven Berkenfeld, the Company’s independent director nominees. On September 18, 2020, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 1,437,500 Class B ordinary shares, resulting in 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to an aggregate of 937,500 Founder Shares to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on September 29, 2020, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 250,000 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option.

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

Related Party Loans

On August 3, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. During 2020, the Company borrowed approximately $154,000 under the Note. The Note was repaid in full on October 1, 2020.

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company incurred approximately $30,000 in expenses in connection with such services during the three months ended March 31, 2021 as reflected in the accompanying statement of operations. As of March 31, 2021, the Company had nil in accrued expenses—related party in connection with such services.

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 27,500,000 Class A ordinary shares issued or outstanding, including 13,658,271 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On August 3, 2020, the Company issued 8,625,000 Class B ordinary shares to the Sponsor. On September 3, 2020, the Sponsor transferred 35,000 Founder Shares to each of Arno Harris, Ja-Chin Audrey Lee, Brian Goncher and Steven Berkenfeld, the Company’s independent director nominees. On September 18, 2020, the Sponsor irrevocably surrendered to the Company for cancellation and for nil consideration 1,437,500 Class B ordinary shares, resulting in 7,187,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 7,187,500 shares outstanding, up to 937,500 Class B ordinary shares are subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on September 29, 2020, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 250,000 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option.

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

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021, there were no preference shares issued or outstanding.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Derivative Warrant Liabilities

As of March 31, 2021, the Company has 13,875,000 and 7,550,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$277,594,152	$-	$-

Liabilities:
Derivative warrant liabilities - public	$79,370,000	$-	$-
Derivative warrant liabilities - private	$-	$-	$43,190,000

December 31, 2020:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$277,547,390	$-	$-

Liabilities:
Derivative warrant liabilities - public	$31,930,000	$-	$-
Derivative warrant liabilities - private	$-	$-	$17,380,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $73.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

ARCLIGHT CLEAN TRANSITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of March 31, 2021
Stock price	$10.04	$15.67
Volatility	22.0%	10.0%
Expected life of the options to convert	5.73	5.25
Risk-free rate	0.38%	0.98%
Dividend yield	-	-

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020 (inception)	$49,310,000
Change in fair value of derivative warrant liabilities	73,250,000
Derivative warrant liabilities at March 31, 2021	$122,560,000

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 17, 2021, the date the financial statement was available for issuance, require potential adjustment to or disclosure in the financial statement and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

On April 29, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $1,000,000 to fulfill the Company’s outstanding financial obligations. The Promissory Note is non-interest bearing and payable on the earlier to occur of (i) September 22, 2022 or (ii) the completion of the Business Combination. At no time, including at maturity, is the Sponsor permitted under the terms of the Promissory Note to convert any portion of the principal amount outstanding under the Promissory Note into warrants or other equity securities of the Company.

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

Overview

We are a blank check company incorporated on July 28, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”), that we have not yet identified. Our sponsor is ArcLight CTC Holdings, L.P., a Delaware partnership (our “Sponsor”).

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2021, we had net loss of approximately $77.0 million from changes in the value of derivative warrant liabilities of $73.3 million and approximately $3.8 million in general and administrative costs, partially offset by net gain earned on investments held in the Trust Account of approximately $46,000.

Going Concern

As of March 31, 2021, we had approximately $92,000 in its operating bank account, and a negative working capital of approximately $3.7 million.

Our liquidity needs up to September 25, 2020 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares (as defined below), a loan under a note agreement from our Sponsor of approximately $154,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid in full on October 1, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and Initial Shareholders may, but are not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loans.

On April 29, 2021, we issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $1,000,000 to fulfill our outstanding financial obligations. The Promissory Note is non-interest bearing and payable on the earlier to occur of (i) September 22, 2022 or (ii) the completion of the Business Combination. At no time, including at maturity, is the Sponsor permitted under the terms of the Promissory Note to convert any portion of the principal amount outstanding under the Promissory Note into warrants or other equity securities of the Company.

In connection with the Company's assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit raises substantial about the Company's ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, September 25, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 13,658,271 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 13,875,000 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 7,550,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Net Loss Per Common Share

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management's Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on April 26, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K filed on May 5, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On August 3, 2020, our Sponsor paid an aggregate of $25,000 for certain expenses on our behalf in exchange for issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). On September 3, 2020, our Sponsor transferred 35,000 Founder Shares to each of Arno Harris, Ja-Chin Audrey Lee, Brian Goncher and Steven Berkenfeld, our independent director nominees. On September 18, 2020, our Sponsor irrevocably surrendered to us for cancellation and for nil consideration 1,437,500 Class B ordinary shares, resulting in 7,187,500 Class B ordinary shares outstanding. The holders of the Founder Shares agreed to forfeit up to an aggregate of 937,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on September 29, 2020, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. As a result, an aggregate of 250,000 Founder Shares were forfeited by the Sponsor upon the expiration of the over-allotment option.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the Initial Public Offering and the underwriters of their over-allotment option, we incurred offering costs of approximately $15.9 million (including deferred underwriting commissions of approximately $9.8 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $277.5 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May, 2021.

ARCLIGHT CLEAN TRANSITION CORP.

By:	/s/ John F. Erhard
Name:	John F. Erhard
Title:	Chief Executive Officer