Form 10-Q
period 2021-06-30
Proterra Inc
filed 2021-08-13
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________ to _________

Commission file number 001-39546

Proterra Inc
(Exact name of registrant as specified in its charter)

Delaware	98-1551379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1815 Rollins Road Burlingame, California	94010
(Address of Principal Executive Offices)	(Zip Code)
(864) 438-0000
Registrant's telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PTRA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for Common Stock at an exercise price of $11.50 per share	PTRAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 212,300,222 shares of common stock as of August 9, 2021.

Explanatory Note – Certain Defined Terms
Unless otherwise stated in this Quarterly Report or the context otherwise requires, references to:
•“ArcLight” means ArcLight Clean Transition Corp., a Cayman Islands exempted company, prior to the consummation of the Domestication;
•“Business Combination” means the Domestication, the Merger and the other transactions contemplated by the Merger Agreement, collectively, including the PIPE Financing;
•“Class A ordinary shares” means the Class A ordinary shares, par value $0.0001 per share, of ArcLight, prior to the Domestication, which automatically converted, on a one-for-one basis, into shares of common stock in connection with the Domestication;
•“Class B ordinary shares” means the Class B ordinary shares, par value $0.0001 per share, of ArcLight that were initially issued to the Sponsor in a private placement prior to ArcLight’s initial public offering, and, in connection with the Domestication, which automatically converted, on a one-for-one basis, into shares of common stock;
•“Closing” means the closing of the Business Combination;
•“Closing Date” means June 14, 2021;
•“common stock” means the common stock, par value $0.0001 per share, of Proterra;
•“Domestication” means the transfer by way of continuation and deregistration of ArcLight from the Cayman Islands and the continuation and domestication of ArcLight as a corporation incorporated in the State of Delaware;
• “initial public offering” means ArcLight’s initial public offering that was consummated on September 25, 2020;
• “Legacy Proterra” means Proterra Inc, a Delaware corporation, prior to the consummation of the Business Combination;
•“Merger” means the merger of Phoenix Merger Sub with and into Legacy Proterra pursuant to the Merger Agreement, with Legacy Proterra as the surviving company in the Merger and, after giving effect to such Merger, Legacy Proterra becoming a wholly-owned subsidiary of Proterra;
•“Merger Agreement” means that certain Merger Agreement, dated as of January 11, 2021 (as may be amended, supplemented or otherwise modified from time to time), by and among ArcLight, Phoenix Merger Sub and Legacy
Proterra;
•“Phoenix Merger Sub” refers to Phoenix Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of ArcLight;
•“PIPE Financing” means the transactions contemplated by the Subscription Agreements, pursuant to which the PIPE Investors collectively subscribed for 41,500,000 shares of common stock for an aggregate purchase price of $415,000,000 in connection with the Closing;
•“PIPE Investors” means the investors who participated in the PIPE Financing and entered into the Subscription Agreements;
•“private placement warrants” means the 7,550,000 private placement warrants outstanding as of the date of this Quarterly Report that were issued to the Sponsor as part of ArcLight’s initial public offering, which are substantially identical to the public warrants, subject to certain limited exceptions;
•“Proterra” means ArcLight upon and after Closing;

•“public warrants” means the 13,874,994 redeemable warrants to purchase common stock that were issued by ArcLight in its initial public offering;
•“Sponsor” means ArcLight CTC Holdings, L.P., a Delaware limited partnership; and
•“Subscription Agreements” means the subscription agreements, entered into by ArcLight and each of the PIPE Investors in connection with the PIPE Financing.
In addition, unless otherwise indicated or the context otherwise requires, references in this Quarterly Report to the “Company,” “we,” “us,” “our” and other similar terms refer to Legacy Proterra prior to the Business Combination and to Proterra and its consolidated subsidiaries after giving effect to the Business Combination.

Part I. Financial Information
Certain statements in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the Business Combination. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:
•our financial and business performance following the Business Combination, including financial projections and business metrics;
•the ability to maintain the listing of our common stock and the public warrants on the Nasdaq Global Select Market (the “Nasdaq”), and the potential liquidity and trading of such securities;
•the risk that the proposed Business Combination disrupts our current plans and operations;
•the ability to recognize the anticipated benefits of the Business Combination;
•costs related to the Business Combination;
•changes in applicable laws or regulations;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors, and our ability to attract and retain key personnel;
•the anticipated success of our most recent business expansion with Proterra Powered and Proterra Energy, and our ability to attract the customers and business partners we expect;
•forecasts regarding long-term end-customer adoption rates and demand for our products in markets that are new and rapidly evolving;
•our ability to compete successfully against current and future competitors in light of intense and increasing competition in the transit bus and commercial vehicle electrification market;
•macroeconomic conditions resulting from the global novel coronavirus (“COVID-19”) pandemic, including the variant strains of the virus;
•the availability of government economic incentives and government funding for public transit upon which our transit business is significantly dependent;
•willingness of corporate and other public transportation providers to adopt and fund the purchase of electric vehicles for mass transit;
•availability of a limited number of suppliers for our products and services;
•material losses and costs from product warranty claims, recalls, or remediation of electric transit buses for real or perceived deficiencies or from customer satisfaction campaigns;
•increases in costs, disruption of supply, or shortage of materials, particularly lithium-ion cells;
•our dependence on a small number of customers that fluctuate from year to year, and failure to add new customers or expand sales to our existing customers;

•rapid evolution of our industry and technology, and related unforeseen changes, including developments in alternative technologies and powertrains or improvements in the internal combustion engine that could adversely affect the demand for our electric transit buses;
•development, maintenance and growth of strategic relationships in the Proterra Powered or Proterra Energy business, identification of new strategic relationship opportunities, or formation of strategic relationships;
•competition for the business of both small and large transit agencies, which place different demands on our business, including the need to build an organization that can serve both types of transit customers;
•substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations;
•accident or safety incidents involving our buses, battery systems, electric drivetrains, high-voltage systems or charging solutions;
•product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims;
•changes to U.S. trade policies, including new tariffs or the renegotiation or termination of existing trade agreements or treaties;
•various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities;
•outages and disruptions of our services if we fail to maintain adequate security and supporting infrastructure as we scale our information technology systems;
•availability of additional capital to support business growth;
•failure to protect our intellectual property;
•intellectual property rights claims by third parties, which could be costly to defend, related significant damages and resulting limits on our ability to use certain technologies;
•developments and projections relating to our competitors and industry;
•our anticipated growth rates and market opportunities;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•the potential for our business development efforts to maximize the potential value of our portfolio;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our financial performance;
• the inability to develop and maintain effective internal controls;
• the diversion of management’s attention and consumption of resources as a result of potential acquisitions of other companies;
•failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•cyber-attacks and security vulnerabilities;

•the effect of the COVID-19 pandemic on the foregoing; and
•other factors detailed under the section entitled “Risk Factors.”
The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 pandemic, including the variant strains of the virus, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We will not and do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
You should read this Quarterly Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Item 1. Financial Statements
PROTERRA INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents	$634,836	$110,719
Accounts receivable, net	65,041	51,716
Short-term investments	126,693	68,990
Inventory	95,377	92,330
Prepaid expenses and other current assets	9,024	7,455
Deferred cost of goods sold	1,159	2,037
Restricted cash, current	10,890	8,397
Total current assets	943,020	341,644
Property, plant, and equipment, net	49,389	53,587
Operating lease right-of-use assets	10,113	10,310
Restricted cash, non-current	1,675	4,581
Other assets	5,921	4,789
Total assets	$1,010,118	$414,911
Liabilities and Stockholders’ Equity:
Accounts payable	$32,730	$25,074
Accrued liabilities	24,494	19,736
Deferred revenue, current	15,174	16,015
Operating lease liabilities, current	3,735	3,153
Debt, current	10,000	—
Total current liabilities	86,133	63,978
Debt, non-current	90,933	133,252
Derivative liability	—	70,870
Warrant liability	129,330	39,670
Deferred revenue, non-current	17,208	12,206
Operating lease liabilities, non-current	7,058	7,891
Other long-term liabilities	13,512	12,578
Total liabilities	344,174	340,445
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; zero shares authorized, zero shares issued and outstanding as of June 30, 2021 (unaudited), 115,644 shares authorized and 115,136 shares issued and outstanding as of December 31, 2020; liquidation preference zero as of June 30, 2021 (unaudited) and $631.3 million as of December 31, 2020	—	13
Common stock, $0.0001 par value; 500,000 shares authorized and 207,621 shares issued and outstanding as of June 30, 2021 (unaudited); 156,277 shares authorized and 5,678 shares issued and outstanding as of December 31, 2020	21	1
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of June 30, 2021 (unaudited); zero shares authorized, zero shares issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	1,515,331	682,671
Accumulated deficit	(849,408)	(608,219)
Total stockholders’ equity	665,944	74,466
Total liabilities and stockholders’ equity	$1,010,118	$414,911
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue	$56,072	$40,448	$107,494	$91,111
Parts and other service revenue	2,430	1,612	5,014	4,148
Total revenue	58,502	42,060	112,508	95,259
Product cost of goods sold	54,948	38,327	105,479	86,556
Parts and other service cost of goods sold	2,241	1,391	4,845	4,183
Total cost of goods sold	57,189	39,718	110,324	90,739
Gross profit	1,313	2,342	2,184	4,520
Research and development	10,315	8,300	20,015	16,904
Selling, general and administrative	20,744	15,494	39,204	31,925
Total operating expenses	31,059	23,794	59,219	48,829
Loss from operations	(29,746)	(21,452)	(57,035)	(44,309)
Interest expense, net	29,129	727	37,926	1,366
Loss on valuation of derivative and warrant liabilities	129,789	—	146,110	—
Other expense, net	363	520	118	1,849
Loss before income taxes	(189,027)	(22,699)	(241,189)	(47,524)
Provision for income taxes	—	—	—	—
Net loss	$(189,027)	$(22,699)	$(241,189)	$(47,524)
Net loss per share of common stock, basic and diluted	$(4.24)	$(5.59)	$(9.49)	$(11.87)
Shares used in computing net loss per share of common stock, basic and diluted	44,571	4,064	25,403	4,004
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount
Balance, March 31, 2021	115,136	$13	6,244	$1	$687,692	$(660,381)	$27,325
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(115,136)	(13)	115,576	11	2	—	—
Conversion of Convertible Notes into common stock	—	—	7,424	1	48,780	—	48,781
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	76,172	8	502,419	—	502,427
Issuance of common stock upon exercise of options and warrants	—	—	2,205	—	1,778	—	1,778
Reclassification of derivative liability upon the reverse recapitalization	—	—	—	—	182,554	—	182,554
Reclassification of Legacy Proterra warrant liability upon the reverse recapitalization	—	—	—	—	87,016	—	87,016
Stock-based compensation	—	—	—	—	5,090	—	5,090
Net loss	—	—	—	—	—	(189,027)	(189,027)
Balance, June 30, 2021	—	$—	207,621	$21	$1,515,331	$(849,408)	$665,944

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Three Months Ended June 30, 2020	Shares	Amount	Shares	Amount
Balance, March 31, 2020	115,136	$13	3,952	$—	$670,674	$(506,037)	$164,650
Issuance of stock, net of costs	—	—	270	—	671	—	671
Stock-based compensation	—	—	—	—	2,446	—	2,446
Net loss	—	—	—	—	—	(22,699)	(22,699)
Balance, June 30, 2020	115,136	$13	4,222	$—	$673,791	$(528,736)	$145,068

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Six Months Ended June 30, 2021	Shares	Amount	Shares	Amount
Balance, December 31, 2020 (Note 1)	115,136	$13	5,678	$1	$682,671	$(608,219)	$74,466
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(115,136)	(13)	115,576	11	2	—	—
Conversion of Convertible Notes into common stock	—	—	7,424	1	48,780	—	48,781
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	76,172	8	502,419	—	502,427
Issuance of common stock upon exercise of warrants	—	—	2,771	—	3,802	—	3,802
Reclassification of derivative liability upon the reverse recapitalization	—	—	—	—	182,554	—	182,554
Reclassification of Legacy Proterra warrant liability upon the reverse recapitalization	—	—	—	—	87,016	—	87,016
Stock-based compensation	—	—	—	—	8,087	—	8,087
Net loss	—	—	—	—	—	(241,189)	(241,189)
Balance, June 30, 2021	—	$—	207,621	$21	$1,515,331	$(849,408)	$665,944

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Six Months Ended June 30, 2020	Shares	Amount	Shares	Amount
Balance, December 31, 2019 (Note 1)	115,136	$13	3,927	$—	$668,178	$(481,212)	$186,979
Issuance of stock, net of costs	—	—	295	—	742	—	742
Stock-based compensation	—	—	—	—	4,871	—	4,871
Net loss	—	—	—	—	—	(47,524)	(47,524)
Balance, June 30, 2020	115,136	$13	4,222	$—	$673,791	$(528,736)	$145,068
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(241,189)	$(47,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,737	7,797
Loss on disposal of fixed assets	137	(6)
Stock-based compensation	8,087	4,871
Amortization of debt discount and issuance costs	28,346	172
Accretion of debt end of term charge and PIK interest	4,564	90
Loss on valuation of derivative and warrant liabilities	146,110	—
Others	384	(123)
Changes in operating assets and liabilities:
Accounts receivable	(13,325)	19,276
Inventory	(2,582)	(2,356)
Prepaid expenses and other current assets	(1,500)	(6,547)
Deferred cost of goods sold	878	(739)
Operating lease right-of-use assets and liabilities	(55)	85
Other assets	(984)	979
Accounts payable and accrued liabilities	11,397	83
Deferred revenue, current and non-current	4,161	2,030
Other non-current liabilities	949	2,828
Net cash used in operating activities	(46,885)	(19,084)
Cash flows from investing activities
Purchase of investments	(137,087)	—
Proceeds from maturities of investments	79,000	40,000
Purchase of property and equipment	(5,321)	(13,137)
Net cash provided by (used in) investing activities	(63,408)	26,863
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of transaction costs	646,441	—
Proceeds from debt, net of issuance costs	—	20,424
Repayment of debt and prepayment penalty	(17,083)	(12,787)
Repayment of finance obligation	(242)	(244)
Proceeds from government grants	1,079	275
Proceeds from exercise of stock options	3,802	698
Net cash provided by financing activities	633,997	8,366
Net increase in cash and cash equivalents, and restricted cash	523,704	16,145
Cash and cash equivalents, and restricted cash at the beginning of period	123,697	53,649
Cash and cash equivalents, and restricted cash at the end of period	$647,401	$69,794
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,853	$1,044
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Assets acquired through accounts payable and accrued liabilities	$947	$5,558
Non-cash transfer of leased assets to inventory	465	635
Reclassification of Convertible Notes warrants liability upon exercise	17,696	—
Conversion of Convertible Notes into common stock	48,607	—
Reclassification of remaining Convertible Notes warrants liability upon the reverse recapitalization	69,320	—
Reclassification of derivative liability upon the reverse recapitalization	182,554	—
Conversion of convertible preferred stock into common stock	627,315	—
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies
Organization and Description of Business
Proterra Inc (“Proterra”), formerly known as ArcLight Clean Transition Corp. (“ArcLight”), is a leading developer and producer of electric vehicle technology for commercial applications. Proterra designs, develops, manufactures, and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities, and other commercial transit fleets. It also designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions for global commercial vehicle manufacturers. Additionally, Proterra provides fleet-scale, high-power charging infrastructure solutions for its customers.
On June 11, 2021, ArcLight filed a notice of deregistration with the Cayman Islands Registrar of Companies, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which ArcLight was domesticated and continued as a Delaware corporation. On June 14, 2021 (the “Closing Date”), ArcLight consummated a merger with Phoenix Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ArcLight (“Phoenix Merger Sub”), and Proterra Inc, a Delaware corporation (“Legacy Proterra”) with Legacy Proterra surviving as the surviving company and as a wholly-owned subsidiary of ArcLight (the “Merger” and, collectively with the other transactions described in the Agreement and Plan of Merger (the “Merger Agreement”), the “Business Combination”). In connection with the Business Combination, Legacy Proterra changed its name to “Proterra Operating Company, Inc.” and ArcLight changed its name to “Proterra Inc”.
The Merger was accounted for as a reverse merger and a recapitalization with Legacy Proterra being the accounting acquirer. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements of Proterra represents the accounts of Legacy Proterra and its wholly owned subsidiaries as if Legacy Proterra is the predecessor to Proterra. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.8925 shares of Legacy Proterra common stock for 1 share of Proterra common stock) (the “Exchange Ratio”). Unless otherwise specified or unless the context otherwise requires, references in these notes to the “Company” refer to Legacy Proterra prior to the Business Combination and to Proterra following the Business Combination.
Prior to the closing of the Business Combination (the “Closing”), ArcLight’s Class A ordinary shares and public warrants were listed on the Nasdaq Capital Market under the symbols “ACTC” and “ACTCW,” respectively. Proterra’s common stock and public warrants are currently listed on the Nasdaq Global Select Market under the symbols “PTRA” and “PTRAW,” respectively. Please refer to Note 3 “Reverse Recapitalization” for further details of the Merger.
The Company has incurred net losses and negative cash flows from operations since inception. As of June 30, 2021, the Company has an accumulated deficit of $849.4 million. The Company has $761.5 million of cash and cash equivalents and short-term investments as of June 30, 2021. The Company has funded operations primarily through a combination of equity and debt financing. Management believes that the Company’s currently available resources will be sufficient to fund its cash requirements for at least the next twelve months.
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and the related notes incorporated by referenced in the Company’s Current Report on Form 8-K, filed with SEC on June 17, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2020 and 2019 was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
statement of the Company’s financial position as of June 30, 2021 and the results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
There have been no changes to the Company’s significant accounting policies described in the annual financial statements for the year ended December 31, 2020, except for the new accounting policies adopted during the three months ended June 30, 2021 related to public warrants and private placement warrants described below, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
The Company has not experienced any significant impact to estimates or assumptions as a result of the COVID-19 pandemic. However, there have been some impacts, specifically as it relates to parts, logistics and overall transit order timing. The Company will continue to monitor impacts of the pandemic on an ongoing basis. While the COVID-19 pandemic has not had a material adverse impact on the Company’s financial condition and results of operations to date, the future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration of the pandemic and spread of COVID-19 (including the variant strains of the virus), impact on the Company’s customers and effect on the Company’s suppliers, all of which are uncertain and cannot be predicted.
Segments
The Company operates in the United States and has sales to the European Union, Canada, Australia and Japan. The revenue generated outside of the United States was approximately 11% of total revenue or $6.6 million in the three months ended June 30, 2021, and was approximately 39% of total revenue or $16.5 million in the three months ended June 30, 2020. The revenue generated outside of the United States was approximately 7% of total revenue or $8.0 million in the six months ended June 30, 2021, and was approximately 35% of total revenue or $33.4 million in the six months ended June 30, 2020. The revenue generated outside of the United States in 2020 was mainly from sales to customers in Canada.
The Company’s chief operating decision maker is its Chief Executive Officer (CEO), who reviews financial information presented at the entity level. Accordingly, the Company has determined that it has a single reportable segment.
Foreign Currency Transactions
Net gains or losses resulting from foreign exchange transactions were not material for all periods presented.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of June 30, 2021 and December 31, 2020.
Short-Term Investments
The Company’s primary objectives for investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. The Company’s short-term investments were primarily comprised of U.S. Treasury securities, and classified as available-for-sale at the time of purchase because it is intended that these investments are available for current operations. Investments with maturities of one year or less from the balance sheet date are classified as short-term investments.
Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities will be recognized in accumulated other comprehensive loss. The ultimate value realized on these securities is subject to market price volatility until they are sold. Realized gains or losses from short-term investments are recorded in other expense (income), net.
Restricted Cash
The Company maintains certain cash amounts restricted as to withdrawal or use. The restricted cash is primarily collateral for performance bonds issued to certain customers. The collateral is provided in the form of a cash deposit to either

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
support the bond directly or to collateralize a letter of credit that supports the performance bonds. Restricted cash was $12.6 million and $13.0 million as of June 30, 2021 and December 31, 2020, respectively.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at two financial institutions, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
Cash equivalents consist of short-term money market funds, corporate debt securities, and debt securities issued by the U.S. Treasury, which are deposited with reputable financial institutions. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.
Accounts receivable are typically unsecured and are generally derived from revenue earned from transit agencies, universities and airports in North America and global commercial vehicle manufacturers in North America, the European Union, Australia and Japan. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary.
Given the large order value for customers and the relatively low number of customers, revenue and accounts receivable have typically been concentrated with a limited number of customers.

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Number of customers accounted for 10% or more*	1	4	2	4	1	2
__________________
*Two customers accounted for 38% and 26% of total revenue for the three months ended June 30, 2020, one customer accounted for 20% of total revenue for the six months ended June 30, 2020, and one customer accounted for 33% of accounts receivable, net as of December 31, 2020. No other individual customer accounted for more than 20% of the Company's revenue for the three and six months ended June 30, 2021 and 2020, or accounts receivable as of June 30, 2021 and December 31, 2020.
Single source suppliers provide the Company with a number of components that are required for manufacturing of its current products. In other instances, although there may be multiple suppliers available, many of the components are purchased from a single source. If these single source suppliers fail to meet the Company’s requirements on a timely basis at competitive prices, the Company could suffer manufacturing delays, a possible loss of revenue, or incur higher cost of sales, any of which could adversely impact the Company’s operating results.
Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term investments, accounts payable, and accrued and other current liabilities, approximates fair value due to the short period of time to maturity, receipt, or payment. The carrying amount of the Company’s debt, except for Convertible Notes (as defined below), approximates its fair value as the stated interest rates approximate market rates currently available to the Company.
In August 2020, the Company issued Secured Convertible Promissory Notes (the “Convertible Notes”) that, prior to the Closing, contained embedded features subject to derivative accounting. These embedded features were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of the Company’s stock. These conversion options were bifurcated and accounted for as a derivative liability separately from the host debt instrument. Embedded derivatives were recognized as a derivative liability on the balance sheet. The derivative liability was measured at fair value and subject to remeasurement at each balance sheet date. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes no longer qualify for

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
derivative accounting after the conversion price became fixed. The carrying amount of the embedded derivative, the fair value as of the date of the Closing, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
The warrants issued in connection with the Convertible Notes were, prior to the Closing, classified as a liability (“legacy Proterra warrant liability”) because they could become exercisable into common stock upon a Qualified Initial Public Offering (“QIPO”) or into convertible preferred stock after 5 years from issuance date in the event that there is no QIPO during such period. Such warrants were measured at fair value, subject to remeasurement at each balance sheet date. Upon exercise of the warrants to common stock within 5 years from issuance date, the carrying amount of the warrant liability would be reclassified to stockholders’ equity. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity.
In connection with ArcLight’s initial public offering in September 2020, 21,425,000 warrants to purchase ArcLight ordinary shares were issued, including 13,875,000 public warrants and 7,550,000 private placement warrants. These warrants were classified as liabilities as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. These warrants are continually measured at fair value, subject to remeasurement at each balance sheet date.
Inventories
Inventories are recorded at the lower of cost and net realizable value using the first-in, first-out method. Inventory costs consist primarily of the cost of materials, manufacturing support costs, including labor and factory overhead associated with such production, and shipping costs. The costs of vehicles, charger equipment or prototype products delivered to customers that have not yet met revenue recognition criteria are also included in inventories. The Company assesses the valuation of inventory and periodically records a provision to adjust inventory to its estimated net realizable value, including when the Company determines inventory to be obsolete or in excess of anticipated demand. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of property, plant, and equipment and right-of-use assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.
In addition to the recoverability assessment, the Company periodically reviews the remaining estimated useful lives of property, plant, and equipment. If the estimated useful life assumption for any asset is reduced, the remaining net book value is depreciated over the revised estimated useful life.
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. No impairment charge was recognized in the three or six months ended June 30, 2021 and 2020.
Deferred Revenue
Deferred revenue consists of billings or payments received in advance of revenue recognition that are recognized as revenue once the revenue recognition criteria are met. In some instances, progress billings are issued upon meeting certain milestones stated in the contracts. Accordingly, the deferred revenue balance does not represent the total contract value of non-cancelable arrangements. Invoices are typically due within 30 to 40 days.
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2020	$28,221
Deferred revenue added during the six months ended June 30, 2021	15,510

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognized from beginning balance during the six months ended June 30, 2021	(11,349)
Deferred revenue as of June 30, 2021	$32,382
The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Revenue Recognition
The Company derives revenue primarily from the sale of vehicles and charging systems, the installation of charging systems, the sale of battery systems and powertrain components to other vehicle manufacturers, as well as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, battery systems and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Leasing revenue recognized over time was approximately $0.5 million in each of the three months ended June 30, 2021 and 2020, and $1.1 million and $1.3 million in the six months ended June 30, 2021 and 2020, respectively. Parts and other service revenue includes revenue earned from spare parts, the design and development of battery systems and drive systems for other vehicle manufacturers, and extended warranties.
Goods and services that are promised in the Company’s contracts include vehicles, charging systems, battery systems and powertrain components to other vehicle manufacturers, installation of charging systems, spare parts, and extended warranty. The Company assesses the products and services promised in contracts at contract inception, and identifies performance obligations for each promise to transfer to the customer a product or service that is distinct. If a product or service is separately identifiable from other items in the bundled arrangement and a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, then such product or service is considered distinct. Customer contracts typically have multiple performance obligations. Generally, the Company’s goods and services are considered separate performance obligations. Development services are typically sold on a stand-alone basis and are not bundled with other goods or services.
The transaction price of the contract is allocated to each performance obligation in a manner depicting the amount of consideration to which the Company expects to be entitled in exchange for transferring the goods or services to the customer (the “allocation objective”). If the allocation objective is met at contractual prices, no further allocations are made. Otherwise, the Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis.
To determine the standalone selling price of its promised products or services, the Company conducts an analysis to determine whether its products or services have an observable standalone selling price. In determining the observable standalone selling price, the Company requires that a substantial majority of the standalone selling prices for a product or service fall within a reasonably narrow range. If there is no directly observable standalone selling price for a particular product or service, then the Company estimates a standalone selling price by using the estimated cost plus margin or by reviewing external and internal market factors including, but not limited to, pricing practices including historical discounting, major service groups, and the geographies in which the Company offers products and services.
The Company recognizes revenue when or as it satisfies a performance obligation by transferring control of a product or service to a customer.
Revenue from product sales is recognized when control of the underlying performance obligations is transferred to the customer. Revenue from vehicles and charging systems, and installation of charging systems is typically recognized upon acceptance by the customer. Under certain contract arrangements, the control of the performance obligations related to the charging systems is transferred over time, and the associated revenue is recognized over the installation period using an input measure based on costs incurred to date relative to total estimated costs to completion. Spare parts revenue is recognized upon shipment. Extended warranty revenue is recognized over the life of the extended warranty using the time elapsed method. Development service contracts typically include the delivery of prototype products to customers. The performance obligation associated with the development of prototype products as well as battery systems and powertrain components to other vehicle manufacturers, is satisfied at a point in time, typically upon shipping.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue derived from performance obligations satisfied over time from charging systems and installation was $1.3 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $5.1 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively. Extended warranty revenue is not material to date.
Typically, the Company does not have contract assets, as rights to consideration in exchange for goods or services that have transferred to a customer are not conditional on anything other than the passage of time. In certain cases, there is a condition that requires a contract asset to be recognized. As of June 30, 2021 and December 31, 2020, the contract assets balance was $1.1 million and $2.8 million, respectively. The contract assets are expected to be billed within the next twelve months and are recorded in prepaid expenses and other current assets on the balance sheets.
As of June 30, 2021, the amount of remaining performance obligations that have not been recognized as revenue was $303.8 million, of which 80% were expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Lease Arrangements
The Company offers customers leasing alternatives outside of the standard sales contracts for vehicles, charging equipment and batteries used in the vehicles. The leasing arrangements are typically bundled together with the sales contracts. The Company assessed the nature of the bundled arrangements under the revenue accounting standard. For arrangements that contain a lease, the Company determines the classification of the lease in accordance with Topic 842, Leases. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the products is classified as a sales-type lease based on the criteria established by the accounting standard; otherwise the lease is classified as an operating lease.
For sales-type leases, product revenue is recognized upon customer acceptance of the underlying leased assets. The current portion of net investment in sales-type leases is recorded in Accounts Receivable, and the non-current portion is recorded in Other Assets on the Company’s balance sheets. The discounted unguaranteed residual value of underlying leased assets is not material to the net investment in lease balance.
For operating leases, the leasing revenue is recognized on a straight-line basis over the lease term, which is commenced upon customer acceptance.
The Company monitors the performance of customers who have leased batteries and are subject to ongoing payments. No allowance was recorded for the receivables under the leasing arrangements.
Product Warranties
The Company provides a limited warranty to customers on vehicles, charging systems, and battery systems. The limited warranty ranges from one to twelve years depending on the components. Separately, the Company also periodically performs field service actions related to product service campaigns. Pursuant to these warranties and field service actions, the Company will repair, replace, or adjust the parts on the products that are defective in factory-supplied materials or workmanship. The Company records a warranty reserve for the products sold at the point of revenue recognition, which includes the best estimate of the projected costs to repair or replace items under the limited warranty and field service actions. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the relatively short history of sales. Changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with the vehicles under operating leases, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities while the remaining balance is included within other long-term liabilities on the balance sheets.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

Six Months Ended June 30, 2021
Warranty reserve - beginning of period	$18,582
Warranty costs incurred	(3,344)
Net changes in liability for pre-existing warranties, including expirations	(423)
Provision for warranty	6,768
Warranty reserve - end of period	$21,583
2.    Adoption of New Accounting Standards
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard on January 1, 2021, and it had no material impact on the financial statements.
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. This standard updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, this standard made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted earnings per share calculation, and no longer allowing the net share settlement method. This standard also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. This standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of this standard can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impact of adoption of this standard.
3.    Reverse Recapitalization
On June 14, 2021, Phoenix Merger Sub merged with Legacy Proterra, with Legacy Proterra surviving as a wholly-owned subsidiary of ArcLight. In connection with the Business Combination, Legacy Proterra changed its name to “Proterra Operating Company, Inc.” and ArcLight changed its name to “Proterra Inc”.
The following transactions occurred upon the Closing:
•each share of outstanding Legacy Proterra convertible preferred stock was converted into shares of Proterra common stock in accordance with the applicable conversion ratio immediately prior to the effective time, and each share of Legacy Proterra common stock (including shares issued upon conversion of Legacy Proterra convertible preferred stock and warrants net exercised upon Closing) was converted into shares of common stock after giving effect of the Exchange Ratio of 0.8925 and resulting in the issuance of 123,752,882 shares of common stock;
•certain holders of Convertible Notes with an original aggregate principal amounts of $46.5 million elected to convert their outstanding Convertible Notes balances including accrued PIK interest and cash interest at the Closing resulting in the issuance of 7.4 million shares of common stock;
•each outstanding Legacy Proterra option was converted into an option to purchase shares of Proterra common stock by multiplying the number of underlying shares by the Exchange Ratio, rounded down to the nearest whole share,

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
resulting in such options being exercisable to purchase for an aggregate of 22,532,619 shares of Proterra common stock; the exercise price of each converted option was determined by dividing the per share exercise price of the respective Legacy Proterra options by the Exchange Ratio of 0.8925, rounded up to the nearest whole cent;
•each outstanding Legacy Proterra warrant to purchase Legacy Proterra common stock and convertible preferred stock was converted into a warrant to purchase shares of Proterra common stock by multiplying the number of underlying shares by the Exchange Ratio, rounded down to the nearest whole share, resulting in such warrants being exercisable to purchase an aggregate of 3,504,523 shares of Proterra common stock; the exercise price of each converted warrant will be determined by dividing the per share exercise price of the respective Legacy Proterra warrant by the Exchange Ratio of 0.8925, rounded up to the nearest whole cent;
•each outstanding Convertible Note that was not optionally converted in connection with the Closing remained outstanding and became convertible into shares of Proterra common stock in accordance with the terms of such Convertible Notes.
•15,172 public shares were redeemed by ArcLight shareholders, and an aggregate of $0.2 million was paid from the trust account to these redeeming holders; and each share of ArcLight Class A and Class B ordinary shares was converted into the right to receive one share of Proterra’s common stock resulting in the issuance of 34,671,900 shares of common stock;
•pursuant to the subscription agreements between ArcLight and certain investors (the “PIPE Investors”), the PIPE Investors purchased 41.5 million shares of Proterra common stock at a purchase price of $10.00 per share for aggregate gross proceeds of $415.0 million (the “PIPE Financing”);
•each ArcLight warrant outstanding immediately prior to the consummation was converted into a warrant exercisable into an equivalent number of shares of Proterra common stock, resulting in such warrants being exercisable for an aggregate of 21,424,994 shares of Proterra common stock; and
•the 669,375 shares of Proterra common stock underlying certain Milestone Options (as defined below) fully vested upon the Closing.
Upon the occurrence of any of the following events during the first five years following the Closing of the Merger (“earnout period”), up to an additional 22,809,500 shares of Proterra common stock (the “Earnout Stock”) may be issued to former holders of Legacy Proterra convertible preferred stock, common stock, warrants, vested options and Convertible Notes as of immediately prior to the closing of the Merger, as follows:
a.21.0526% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the volume-weighted average price (“VWAP”) of the Proterra common stock is greater than or equal to $15.00 per share or there occurs any transaction resulting in a change in control with a valuation of the Proterra common stock that is greater than or equal to $15.00 per share (the “First Earnout Shares”);
b.an additional 26.3158% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the VWAP of the Proterra common stock is greater than or equal to $20.00 per share or there occurs any transaction resulting in a change in control with a valuation of the Proterra common stock that is greater than or equal to $20.00 per share;
c.an additional 26.3158% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the VWAP of the Proterra common stock is greater than or equal to $25.00 per share or there occurs any transaction resulting in a change in control with a valuation of the Proterra common stock that is greater than or equal to $25.00 per share;
d.an additional 26.3158% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the VWAP of the Proterra common stock is greater than or equal to $30.00 per share or there occurs any transaction resulting in a change in control with a valuation of the Proterra common stock that is greater than or equal to $30.00 per share;

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to a letter agreement (the “Sponsor Letter Agreement”) with ArcLight CTC Holdings, L.P. (the “Sponsor”), 10% of the Proterra common stock received by the Sponsor upon consummation of the Merger in exchange for its outstanding shares of ArcLight Class B ordinary shares, excluding 140,000 shares owned by the ArcLight board of directors, was subject to vesting and forfeiture (the “Sponsor Earnout Stock”). Such shares of Sponsor Earnout Stock would vest if over any 20 trading days within any 30 trading day period during the five-year earnout period, the VWAP of the Proterra common stock was greater than or equal to $15.00 per share or there occurred any transaction resulting in a change in control with a valuation of the Proterra common stock that is greater than or equal to $15.00 per share.
The Earnout Stock and Sponsor Earnout Stock are equity-classified instruments under U.S. GAAP.
The number of shares of Proterra common stock issued immediately following the consummation of the Merger was (in thousands):

Shares
Ordinary shares Class A of ArcLight, outstanding prior to Merger	27,750
Less redemption of ArcLight shares	(15)
Sponsor	6,257
Sponsor Earnout Stock	680
Common stock of ArcLight	34,672
PIPE Investors	41,500
Legacy Proterra shares	131,176
Total shares of common stock immediately after Merger	207,348

Immediately after the Merger, Proterra is authorized to issue 510.0 million shares, with a par value of $0.0001 per share. As of the Closing, the authorized shares consisted of 500.0 million shares of common stock and 10.0 million shares of preferred stock, and there were 207.3 million shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding. In addition, as of the Closing, there were 24.9 million warrants issued and outstanding, including 13.9 million public warrants, 7.6 million private placement warrants, and 3.5 million Legacy Proterra warrants.
As of the Closing, a total of 82.3 million shares were reserved for future issuance upon the exercise of stock options, warrants and the issuance of Earnout Stock, of which 10.4 million shares were reserved for issuance under Proterra’s 2021 Equity Incentive Plan, 22.5 million shares were reserved under Legacy Proterra’s 2010 Equity Incentive Plan and 1.6 million shares reserved under Proterra’s 2021 Employee Stock Purchase Plan.
The Merger has been accounted for as a reverse merger and a recapitalization under U.S. GAAP with Legacy Proterra being the accounting acquirer, based on evaluation of the following facts and circumstances:
•Legacy Proterra’s stockholders have a majority of the voting power of Proterra following the Merger;
•Legacy Proterra has initially designated a majority of the board of directors of Proterra;
•Legacy Proterra’s management comprise the management of Proterra;
•Legacy Proterra comprises the ongoing operations of Proterra;
•Legacy Proterra is the larger entity based on historical revenues and business operations; and
•Proterra has assumed Legacy Proterra’s name.
Under this method of accounting, ArcLight is treated as the “acquired” company for accounting and financial reporting purposes. Accordingly, for accounting purposes, this merger transaction is treated as the equivalent of Legacy Proterra issuing equity for the net assets of ArcLight, accompanied by a recapitalization. The net assets of ArcLight have been stated at historical cost, with no goodwill or other intangible assets recorded.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company received aggregate cash proceeds of $649.3 million, net of $13.8 million of PIPE Financing fees, $18.5 million of other transaction costs paid at Closing, $9.7 million of ArcLight IPO deferred underwriting fees payable, $1.3 million of other ArcLight’s accrued expenses, and $0.1 million of ArcLight’s related party payable. The unbilled ArcLight expenses incurred prior to the Closing were paid from the cash proceeds received by the Company. The transaction costs including advisory, legal and other professional services directly related to the Merger were recorded in the additional paid-in capital in the balance sheet to offset against proceeds. The deferred transaction costs of approximately $2.9 million paid by the Company prior to the Closing were recorded to the additional paid-in capital and classified as financing activities in the statement of cash flow for the six months ended June 30, 2021.
In July 2021, the conditions for the issuance of the First Earnout Shares and the vesting of the Sponsor Earnout Stock were satisfied, resulting in an aggregate of 4,800,463 shares of common stock being issued and the 679,750 shares of Sponsor Earnout Stock fully vesting. See Note 14, Subsequent Events.
4.    Fair Value of Financial Instruments
The Company measures certain financial assets and liabilities at fair value. Fair value is determined based on the exit price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy:
Level 1 – Quoted prices in active markets for identical assets or liabilities;
Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
Financial assets measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

	Pricing Category	Fair Value at
		June 30, 2021	December 31, 2020
Assets:
Cash equivalents and marketable securities:
Money market funds	Level 1	$627,735	$744
U.S. Treasury securities	Level 1	—	64,997
Short-term investments:
U.S. Treasury securities	Level 1	126,693	68,990
Total		$754,428	$134,731

Liabilities:
Other non-current liabilities
Derivative liability	Level 3	$—	$70,870
Legacy Proterra warrant liability	Level 3	—	39,670
Public warrant liability	Level 1	77,840	—
Private placement warrant liability	Level 3	51,490	—
Total		$129,330	$110,540
As of June 30, 2021 and December 31, 2020, short-term investments were primarily comprised of U.S. Treasury securities. The unrealized gain/losses related to fixed income debt securities were immaterial and primarily due to changes in interest rates, which are temporary in nature.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2021 and December 31, 2020, the contractual maturities of the short-term investments were less than one year.
In August 2020, the Company issued Convertible Notes that, prior to the Closing, contained embedded features subject to derivative accounting. Refer to Note 6, Debt, for additional information on the Convertible Notes.
The embedded derivatives were recognized as a derivative liability on the balance sheet, and were measured at fair value, subject to remeasurement at each balance sheet date. The fair value of derivative liability was measured as the difference between the estimated value of the Convertible Notes with and without such conversion features utilizing a Monte Carlo simulation pricing model.
The warrants issued in connection with the Convertible Notes were, prior to the Closing, classified as a liability because they could become exercisable into common stock upon a QIPO or into convertible preferred stock after five years from issuance date in the event that there was no QIPO during such period. Such warrants were measured at fair value, subject to remeasurement at each balance sheet date. The fair value of the warrant liability was measured using a Monte Carlo Simulation pricing model.
The fair value of the Convertible Notes was $418.7 million as of June 30, 2021. The carrying value of the Convertible Notes of $90.9 million, net of $68.8 million unamortized debt discount and issuance costs, as of June 30, 2021, was recorded in Debt, non-current on the balance sheets.
The public warrants and private placement warrants issued in connection with ArcLight’s initial public offering were classified as a liability prior to the Closing. These warrants are continually classified as a liability and measured at fair value, subject to remeasurement at each balance sheet date. The fair value of the warrant liability of private placement warrants was measured using a Binomial Lattice model.
The valuation of derivative and Legacy Proterra warrant liabilities and the Convertible Notes, and the private placement warrants are based on certain significant inputs not observable in the market, and thus represents a level 3 measure. The key inputs to the valuation model include fair value of equity, equity volatility, expected term until a liquidity event to exit, expected term until exercise, and risk-free interest rate.
A summary of the changes of the derivative liability and warrant liabilities is as follows (in thousands):

	Derivative liability	Legacy Proterra warrant liability	Private placement warrant liability	Public warrant liability
Fair value as of December 31, 2020	$70,870	$39,670	$—	$—
Warrant liability acquired as part of the reverse recapitalization	—	—	57,610	84,640
Change in fair value	111,684	47,346	(6,120)	(6,800)
Reclassification of liability upon exercise of warrants	—	(17,696)	—	—
Reclassification of liability upon the reverse recapitalization	(182,554)	(69,320)	—	—
Fair value as of June 30, 2021	$—	$—	$51,490	$77,840
The change in fair value of derivative and warrant liabilities is recorded in the statements of operations.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$7,101	$44,978
Cash equivalents	627,735	65,741
Total cash and cash equivalents	$634,836	$110,719

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of such amounts shown on the statements of cash flows.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$634,836	$110,719
Restricted cash, current portion	10,890	8,397
Restricted cash, net of current portion	1,675	4,581
Total restricted cash	12,565	12,978
Total cash and cash equivalents, and restricted cash	$647,401	$123,697
Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$37,769	$31,148
Work in progress	21,543	8,042
Finished goods	29,888	47,756
Service parts	6,177	5,384
Total inventories	$95,377	$92,330
The Company recorded a write-down of excess or obsolete inventories to cost of goods sold of $0.2 million and $0.7 million for the three and six months ended June 30, 2021, and $1.2 million and $1.8 million for the three and six months ended June 30, 2020, respectively.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Property, plant, and equipment, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer hardware	$4,861	$4,708
Computer software	9,267	8,849
Internally used vehicles and charging systems	19,249	19,136
Leased vehicles and batteries	7,215	7,081
Leasehold improvements	10,334	10,234
Machinery and equipment	25,204	26,026
Office furniture and equipment	1,987	1,854
Tooling	22,947	21,727
Finance lease right-of-use assets	179	179
Construction in progress	3,502	1,830
	104,745	101,624
Less: Accumulated depreciation and amortization	(55,356)	(48,037)
Total	$49,389	$53,587
As of June 30, 2021 and December 31, 2020, construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date.
As of June 30, 2021, the Company billed approximately $1.4 million of reimbursable equipment costs under the 2019 grant agreement with the California Energy Commission. The receivables are recorded in prepaid expenses and other current assets in the balance sheets, and offset the costs of machinery and equipment.
For the three and six months ended June 30, 2021, depreciation and amortization expense was $4.0 million and $7.7 million, respectively. For the three and six months ended June 30, 2020, depreciation and amortization expense was $4.1 million and $7.8 million, respectively.
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and related expenses	$6,798	$6,695
Accrued sales and use tax	1,786	975
Warranty reserve	8,173	6,121
Financing obligation	2,590	3,056
Accrued audit and accounting related expenses	1,073	428
Accrued charger installation costs	1,035	769
Accrued legal expenses	799	510
Other accrued expenses	2,240	1,182
Total	$24,494	$19,736
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Warranty reserve	$13,410	$12,461
Finance lease liabilities, non-current	102	117
Total	$13,512	$12,578

In July 2016, the Company entered into a bus sale and lease transaction for ten Catalyst buses. These buses are leased to other parties for five years by the customer. At the end of the lease term, the fourth quarter of 2021, the Company has an

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
obligation to repurchase the buses back from the customer. The Company makes a portion of the monthly lease payments directly to the customer and also provide a guarantee to the customer on the remaining lease payments if the lessee fails to pay. The Company received $6.0 million from the customer directly upon delivery in 2016. Under U.S. GAAP, this sales transaction is considered as a borrowing and the lease transaction is considered as an operating lease.
The financing obligation was $2.6 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively. Interest expense on the financing obligation is recognized using the effective interest method. The monthly lease payment is recognized as leasing revenue. The costs of the buses are recorded as leased vehicles in property, plant, and equipment on the balance sheets.
6.    Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Senior Credit Facility	$—	$16,809
PPP loan	10,000	10,000
Convertible Notes	90,933	106,443
Total debt	100,933	133,252
Less debt, current	10,000	—
Debt, non-current	$90,933	$133,252
Senior Credit Facility
In May 2019, the Company entered into a Loan, Guaranty and Security Agreement for a senior secured asset-based lending facility (the “Senior Credit Facility”) with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $10.0 million letter of credit sub-line. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days written notice.
The Senior Credit Facility is secured by a security interest in substantially all of the Company’s assets except for intellectual property and other restricted property.
Borrowings under the Senior Credit Facility bear interest at per annum rates equal to, at the Company’s option, either (i) the base rate plus an applicable margin for base rate loan, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loan. The base rate is calculated as the greater of (a) the Lender prime rate, (b) the federal funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid linked to quarterly average excess availability (as a percentage of borrowing capacity). For base rate loans, the applicable margin ranges from 0.0% to 1.5%, and for LIBOR Loans, it ranges from 1.5% to 3.0%. The Senior Credit Facility contains certain customary non-financial covenants. In addition, the Senior Credit Facility requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.
The outstanding balance under the Senior Credit Facility was $17.1 million as of December 31, 2020, with a maturity date in May 2024. The interest rate was 3.09% per annum as of December 31, 2020.
In June 2021, the Company made a $17.1 million payment and there was no principal outstanding as of June 30, 2021. The unamortized debt issuance costs of $0.2 million as of June 30, 2021 was recorded in the prepaid expenses and other current assets and other assets on the balance sheets. While there is no debt liability outstanding under this facility, the Company has an aggregate of $10.4 million letters of credit outstanding, using some available capacity, as of June 30, 2021.
Small Business Administration Loan
In May 2020, the Company received Small Business Administration (“SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (“the PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note and matures on May 6, 2022. As of June 30, 2021, the interest rate was 1.0% per annum and payable monthly commencing in October 2021. All or a portion of the PPP loan may be forgiven by the SBA upon application with supporting documentation of expenditures in accordance with SBA requirements, which include employees being kept on the payroll for eight weeks after the date of the loan and the proceeds being used for payroll, rent, mortgage interest, or utilities.
Convertible Notes
In August 2020, the Company entered into a Note Purchase Agreement for Secured Convertible Promissory Notes. The Convertible Notes had an original aggregate principal amount of $200.0 million as of the issuance date with a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end. The Convertible Notes will mature in August 2025, and the Company may not make prepayment unless approved by the required holders of the Convertible Notes.
In connection with the Closing, the holders had the option to elect to convert the Convertible Notes into shares of common stock. Certain holders of Convertible Notes elected to convert their Convertible Notes into Proterra common stock in connection with the Closing, as described below.
At any time after the expiration of the lock-up period following the closing of the Merger, the remaining outstanding Convertible Notes will automatically be converted into Proterra common stock if at any time the volume-weighted average price (VWAP) of the common stock over a period of 20 consecutive trading days exceeds 150% of the conversion price. Based on the determined conversion price, the automatic conversion of the Convertible Notes will be triggered based on a VWAP of $9.86.
Each of the Convertible Notes shall rank equally without preference or priority of any kind over one another, but senior in all rights, privileges and preferences to all other shares of the Company’s capital stock and all other securities of the Company that are convertible into or exercisable for the Company’s capital stock directly or indirectly.
Prior to the maturity date or prior to the payment or conversion of the entire balance of the Convertible Notes, in the event of a liquidation or sale of the Company, the Company shall pay to the holders of Convertible Notes the greater of (i) 150% of the principal balance of the Convertible Notes or (ii) the consideration that the holders would have received had the holders elected to convert the Convertible Notes into preferred stock immediately prior to such liquidation event.
The Convertible Notes do not entitle the holders to any voting rights or other rights as a stockholder of the Company, unless and until the Convertible Notes are actually converted into shares of the Company’s capital stock in accordance with their terms.
The Note Purchase Agreement contains certain customary non-financial covenants. In addition, the Note Purchase Agreement requires the Company to maintain liquidity at quarter end of not less than the greater of (i) $75.0 million and (ii) four times of cash burn for the three-month period then ended.
The Convertible Notes will mature in August 2025 or will be settled by issuing common stock, and accordingly are classified as a non-current liability on the Company’s balance sheets.
In connection with the issuance of the Convertible Notes, the Company issued warrants to the holders of Convertible Notes to purchase 4.6 million shares of Company stock at an exercise price of $0.02 per share. Following the Closing, the stock issuable upon exercise of the warrants is Proterra common stock. The warrants are exercisable for 7 years, and will be automatically exercised in the event of a change of control transaction or the expiration of the warrants.
The warrants are freestanding financial instruments and, prior to the Closing, were classified as a liability due to the possibility that they could become exercisable into Legacy Proterra convertible preferred stock. The warrant liability of $29.0 million was initially measured at fair value on its issuance date and recorded as a debt discount, and was amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The warrant liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon any exercise of the warrants to common stock within 5 years from issuance date, the carrying amount of the warrant liability is reclassified to stockholders’ equity. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is Proterra common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity.
Prior to the Closing, the embedded features of the Convertible Notes were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of Company stock. These conversion options were bifurcated and accounted for separately from the host debt instrument. The derivative liability of $68.5 million was initially measured at fair value on the issuance date of the Convertible Notes and recorded as a debt discount and was amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The derivative liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes no longer qualify for derivative accounting since the conversion price became fixed. The carrying amount of the embedded derivative, the fair value as of the Closing Date, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
Issuance costs of $5.1 million were also recorded as debt discount and will be amortized during the term of the Convertible Notes to interest expense using the effective interest method.
On June 14, 2021, certain Convertible Note holders with an original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing of the Merger. An aggregate of $48.8 million principal and interest was reclassified to additional paid-in capital, and $21.0 million of remaining related debt issuance costs were expensed to interest expense.
The amortization expense of debt discount and issuance costs was $24.6 million and $28.3 million for the three and six months ended June 30, 2021, respectively.
The Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal	$153,500	$200,000
PIK interest	6,183	3,501
Total principal	159,683	203,501
Less debt discount and issuance costs	(68,750)	(97,058)
Total Convertible Notes	$90,933	$106,443
As of June 30, 2021, the contractual future principal repayments of the total debt were as follows (in thousands):

2022	$10,000
2025 (1)	159,683
Total debt	$169,683
__________________
(1)Including PIK interest added to principal balance through June 30, 2021.

7.    Leases
As a Lessor
The net investment in leases consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Net investment in leases, current	$547	$398
Net investment in leases, non-current	4,176	3,101
Total net investment in leases	$4,723	$3,499
Interest income from accretion of net investment in leases is not material in the three and six months ended June 30, 2021 or 2020.
Future minimum payments receivable from operating and sales-type leases as of June 30, 2021 for each of the next five years are as follows:

	Operating leases	Sales-type leases
Remainder of 2021	$6	$268
2022	105	535
2023	105	504
2024	105	380
2025	105	653
Thereafter	222	3,077
Total minimum lease payments	$648	$5,417
As a Lessee
The Company leases its office and manufacturing facilities in Burlingame, California, Greenville, South Carolina, City of Industry, California, and Rochester Hills, Michigan under operating lease agreements with various expiration dates through 2026.
In June 2018, the Company entered into an agreement to sublease its office facilities in Rochester Hills, Michigan from July 2018 to October 2023. The total sublease payments are approximately $2.3 million for the lease term. The sublease income is recorded in the other expense (income), net on the statement of operations.
Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	$2,065
2022	3,650
2023	2,808
2024	1,685
2025	1,039
Thereafter	443
Total undiscounted lease payment	11,690
Less: imputed interest	(897)
Total operating lease liabilities	$10,793

Operating lease expense was $1.0 million for the three months ended June 30, 2021 and 2020, and $2.0 million for the six months ended June 30, 2021 and 2020, respectively.

Short-term and variable lease expenses for the three and six months ended June 30, 2021 and 2020 were not material.
Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,020)	$(1,901)
In the six months ended June 30, 2021, $1.5 million operating lease right-of-use assets were obtained in exchange for lease liabilities, and the cash flow from financing leases was not material. In the six months ended June 30, 2020, the cash flow from financing leases and right-of-use assets obtained in exchange for lease obligations were not material.
Operating lease right-of-use assets and liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$10,113	$10,310
Operating lease liabilities, current	3,735	3,153
Operating lease liabilities, non-current	7,058	7,891
Total operating lease liabilities	$10,793	$11,044
The weighted average remaining lease term and discount rate of operating leases are 3.5 years and 4.6%, respectively, as of June 30, 2021.
As of June 30, 2021, the Company had no significant additional operating leases and finance leases that have not yet commenced.
8.    Commitments and Contingencies
Purchase Commitments
As of June 30, 2021, the Company had outstanding inventory and other purchase commitments of $311.7 million.
Letters of Credit
As of June 30, 2021, the Company had letters of credit outstanding totaling $10.5 million, which will expire over various dates in 2021 and 2022.
Guarantees
The Company provides guarantees of lease payments for vehicles under the financing transaction discussed in Note 4, in the event the lessee does not make payments to the financing company.
The Company regularly reviews its performance risk under the arrangement, and in the event that it becomes probable that it will be required to perform under a guarantee, the fair value of probable payment will be recorded. No guarantee liability was recorded as of June 30, 2021 and December 31, 2020.
Legal Proceedings
The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. From time to time in the normal course of business, various claims and litigation have been asserted or commenced. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability or damages. Any claims or litigation could have an adverse effect on the Company’s business, financial position, operating results, or cash flows in or following the period that claims or litigation are resolved.
As of June 30, 2021 and December 31, 2020, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.
9.    Stockholders’ Equity
On June 14, 2021, the Merger was consummated and, following the Closing, the Company is authorized to issue 510,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 30, 2021, 207,620,510 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.
The Company has retroactively adjusted the shares of Legacy Proterra stock issued and outstanding prior to June 14, 2021 to give effect to the Exchange Ratio of 0.8925 established in the Merger Agreement to determine the number of shares of Proterra common stock into which they were converted. Immediately prior to the Merger, Legacy Proterra was authorized to issue 271,920,636 shares of stock, with a par value of $0.0001 per share, with 156,276,750 shares designated as common stock and 115,643,886 shares of convertible preferred stock. All of the outstanding Legacy Proterra convertible preferred stock was converted to Legacy Proterra common stock immediately prior to the Merger. See Note 3, Reverse Recapitalization.
The Company had reserved shares of common stock for issuance as follows (in thousands):

June 30, 2021
Shares reserved for stock options under 2010 Equity Incentive Plan	22,308
Shares available for grant under 2021 Equity Incentive Plan	10,407
Shares available for grant under 2021 Employee Stock Purchase Plan	1,630
Shares reserved for warrants	24,862
Shares reserved for Earnout Stock	22,810
Total	82,017
10.     Warrants
Public Warrants
Public warrants may only be exercised for a whole number of shares of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 25, 2021, provided in each case that the Company has an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the Amended and Restated Warrant Agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire June 14, 2026 or earlier upon redemption or liquidation.
The Company has agreed that it will use its commercially reasonable efforts to maintain the effectiveness of the registration statement and a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the Amended and Restated Warrant Agreement. During any period when the Company will have failed to maintain an effective registration statement covering the issuance of the common stock issuable up exercise of the warrants, holders of the warrants will have the right to exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):
Redemption of warrants when the price per share of common stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.
The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
The Company has established the last of the redemption criteria discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the shares of common stock may fall below the $18.00 redemption trigger price (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.
Redemption of warrants when the price per share of common stock equals or exceeds $10.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the make-whole exercise table specified in the Amended and Restated Warrant Agreement, based on the redemption date and the “fair market value” of common stock (as provided in such table) except as otherwise provided for in the Amended and Restated Warrant Agreement;
•if, and only if, the closing price of the shares of common stock equals or exceeds $10.00 per public share (as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•if the closing price of the common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.
Beginning on the date the notice of redemption is given until the warrants are redeemed or exercised, holders may elect to exercise their warrants on a cashless basis.

The public warrants were classified as liabilities as they do not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. Immediately prior to the Closing, the warrant liability was $84.6 million. Such warrants are measured at fair value, subject to remeasurement at each balance sheet date.
Private Placement Warrants
Except as described below, the private placement warrants have terms and provisions that are identical to those of the public warrants. The private placement warrants (including the shares of common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until July 14, 2021, except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, and they will not be redeemable by the Company, except as described above when the price per share of common stock equals or exceeds $10.00, so long as they are held by the Sponsor or its permitted transferees (except as otherwise set forth herein). The Sponsor, or its permitted transferees, has the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the public warrants. Any amendment to the terms of the private placement warrants or any provision of the Amended and Restated Warrant Agreement with respect to the private placement warrants will require a vote of holders of at least 65% of the number of the then outstanding private placement warrants.
The private placement warrants are classified as liabilities as they do not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. Immediately prior to the Closing, the warrant liability was $57.6 million. Such warrants are measured at fair value, subject to remeasurement at each balance sheet date.
Legacy Proterra Warrants
As of June 30, 2021, the Company had 3,422,794 common stock warrants outstanding exchanged for Legacy Proterra warrants, including 3,421,902 warrants issued to the holders of Convertible Notes as described in Note 6.
Activity of warrants in the six months period ended June 30, 2021 is as follows:

	Public warrants	Private placement warrants	Other warrants	Total warrants
Outstanding as of December 31, 2020	—	—	5,104,030	5,104,030
Issued as part of the Merger	13,874,994	7,550,000	—	21,424,994
Exercised [1]	—	—	(1,681,236)	(1,681,236)
Outstanding as of June 30, 2021	13,874,994	7,550,000	3,422,794	24,847,788
__________________
1. Certain warrant holders elected to net exercise their warrants, and as a result, an aggregate of 1,564,958 shares of common stock were issued.
11.    Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
Legacy Proterra’s 2010 Equity Incentive Plan (the “2010 Plan”) was terminated upon the effective date of Proterra’s 2021 Equity Incentive Plan (the “2021 Plan”), and accordingly, no shares will be available for issuance under the 2010 Plan. Upon Closing, the outstanding awards under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, the exchanged options continue to be subject to the terms of the 2010 Plan and applicable award agreements. As of June 30, 2021, options to purchase 22,308,177 shares of common stock remained outstanding under the 2010 Plan.
2021 Equity Incentive Plan
The 2021 Plan was adopted by the ArcLight Board prior to the Closing, approved by ArcLight’s shareholders on June 11, 2021, and became effective upon the Closing Date. The Equity Incentive Plan allows the Company to grant awards of stock options, restricted stock awards, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards, and stock bonus awards to officers, employees, directors and consultants. No awards were issued under the 2021 Plan as of June 30, 2021.
The Company initially reserved 10,000,000 shares of common stock, plus 387,513 reserved shares not issued under the 2010 Plan on the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a number as may be determined by the Board.
The exercise price of stock options granted must be at least equal to the fair market value of common stock on the date of grant. Incentive stock options granted to an individual who holds, directly or by attribution, more than ten percent of the total combined voting power of all classes of capital stock must have an exercise price of at least 110% of the fair market value of common stock on the date of grant. Subject to certain adjustments, no more than 30,000,000 shares may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan.
The maximum term of options granted is ten years from the date of grant, except that the maximum permitted term of incentive stock options granted to an individual who holds, directly or by attribution, more than ten percent of the total combined voting power of all classes of capital stock is five years from the date of grant.
2021 Employee Stock Purchase Plan
Proterra’s 2021 Employee Stock Purchase Plan (the “ESPP”), including the authorization of the initial share reserve thereunder, was adopted by the ArcLight Board prior to the Closing, approved by ArcLight’s shareholders on June 11, 2021, and became effective upon the Closing Date.
An aggregate of 1,630,000 shares of common stock were reserved and available for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of each of 2022 through 2031 by a number of shares equal to the lesser of 1% of the total number of outstanding shares of common stock as of the immediately preceding December 31 or a number of shares as may be determined by the Board or the compensation committee. The aggregate number of shares issued over the term of the ESPP, subject to certain adjustments, may not exceed 16,300,000 shares.
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020 (1)	20,178,784	3.81	7.4	$65,056
Granted	317,998	8.21
Exercised	(1,206,053)	3.13
Cancelled/forfeited/expired	(329,427)	5.08
Balance as of June 30, 2021 (2)	18,961,302	3.90	7.3	$250,476
Exercisable as of June 30, 2021 (3)	12,336,453	3.27	6.2	$170,737
__________________
(1)Excluding CEO Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares outstanding, of which 502,031 shares vested and exercisable as of December 31, 2020. Refer to section below for further details.
(2)Excluding CEO Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares outstanding as of June 30, 2021.
(3)Excluding 836,720 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of June 30, 2021.
In March 2020, in conjunction with Mr. Allen’s appointment as the President and Chief Executive Officer, the board of directors approved a grant to Mr. Allen of stock option awards with respect to 4,685,624 shares, comprised of (1) 1,338,749 shares of a time-based award with an exercise price of $5.33 per share vesting quarterly over 4 years, (2) 2,677,500 shares of a time-based award consisting of 4 tranches with an exercise price of $11.21, $16.81, $22.41 and $28.02 per share, respectively, and vesting quarterly over 4 years (“Equity Awards”), and (3) 669,375 shares of milestone-based award with an exercise price of $5.33 per share vesting entirely and becoming exercisable on the first trading day following the expiration of the lockup period of the Company’s initial public offering or the consummation of a change in control of the Company or upon the consummation of a merger involving a Special Purpose Acquisition Company (“Milestone Options”).
The stock-based compensation expense for Milestone Options was recognized at the time the performance milestone became probable of achievement, which was at the time of Closing. Upon Closing, the 669,375 shares underlying the Milestone Options fully vested, and $2.1 million stock-based compensation expense was recognized in June 2021.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $6.7 million for the six months ended June 30, 2021. The total estimated grant date fair value of stock options vested was $7.5 million for the six months ended June 30, 2021. As of June 30, 2021, the total unrecognized stock-based compensation expense related to outstanding stock options was $28.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.
Determining Fair Value of Stock Options
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term (in years)	6.1	6.0
Risk-free interest rate	1.1%	0.6%
Expected volatility	55.6%	69.0%
Expected dividend rate	—	—
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$270	$228	$546	$453
Research and development	545	350	1,058	722
Selling, general and administrative	4,275	1,868	6,483	3,696
Total stock-based compensation expense	$5,090	$2,446	$8,087	$4,871
12.    Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options and warrants, to the extent they are dilutive.

The computation of the Company’s basic and diluted net loss per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(189,027)	$(22,699)	$(241,189)	$(47,524)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic and diluted (1) (2)	44,571	4,064	25,403	4,004
Net loss per share of common stock, basic and diluted	$(4.24)	$(5.59)	$(9.49)	$(11.87)
_____________
(1)Excludes unvested shares of Sponsor Earnout Stock from the calculation of the weighted average shares, as they were subject to forfeiture as of June 30, 2021.
(2)Includes the remaining outstanding warrants issued in connection with the Convertible Notes with an exercise price of $0.02 per share as of the Closing Date. The exercise of these warrants is virtually assured based on common stock trading price in June 2021. Therefore, the outstanding shares are included in the denominator of both the basic and diluted EPS calculation. In addition, prior to the Closing Date, such warrants were liability classified, and accordingly excluded from EPS calculation.

As a result of the Merger, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 0.8925 used to determine the number of shares of common stock into which they converted. The common stock issued as a result of the convertible preferred stock conversion on the Closing Date was included in the basic net loss per share calculation on a prospective basis.
Prior to the Closing Date, the Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as the convertible preferred stock were participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method did not impact the net loss per share of common stock as the Company was in a loss position for each of the periods presented and holders of convertible preferred stock did not participate in losses.
Since the Company was in a loss position for each of the periods presented, diluted net loss per share was the same as basic net loss per share for each period as the inclusion of all potential common stock shares outstanding would have been anti-dilutive. Prior to the Closing Date, convertible preferred stock, warrants and stock options outstanding were excluded from the diluted net loss per share calculation. The potentially dilutive securities that were excluded from the diluted per share calculation because they would have been anti-dilutive as of June 30, 2021 were as follows (in thousands):

June 30, 2021
Stock options to purchase common stock	22,308
Public warrants	13,875
Private placement warrants	7,550
Other warrants to purchase common stock	1
Sponsor Earnout Stock	680
44,414
13.    401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides a matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $0.6 million and $0.4 million in the three months ended June 30, 2021 and 2020, and $1.1 million and $0.9 million in the six months ended June 30, 2021 and 2020, respectively.

14.    Subsequent Events
In July 2021, the conditions for the issuance of the First Earnout Shares was satisfied as described in Note 3, resulting in an aggregate of 4,800,463 shares of common stock being issued to eligible holders on a pro rata basis, pursuant to the terms of the Merger Agreement.
In July 2021, the conditions for the vesting of the Sponsor Earnout Stock was satisfied as described in Note 3, resulting in the 679,750 shares of Sponsor Earnout Stock fully vesting.
In August 2021, the letter of credit sub-line commitment under the Senior Credit Facility was increased by $5.0 million to $15.0 million, and there was no change to the borrowing capacity.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements for the year ended December 31, 2020 and the related notes incorporated by referenced in our Current Report on Form 8-K, filed with SEC on June 17, 2021 (the “Super 8-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from the results described in or implied by the forward-looking statements. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from these forward-looking statements.
Overview
We are a leading developer and producer of commercial electric vehicle technology with an integrated business model focused on providing end-to-end solutions that enable commercial vehicle electrification.
While our business has historically been centered on the development and sale of electric transit buses, we are currently organized around three business lines, each of which addresses a critical component of the commercial vehicle electrification value proposition in a complementary and self-reinforcing manner:
•Proterra Powered designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions into vehicles for global commercial vehicle original equipment manufacturer (“OEM”) customers serving the Class 3 to Class 8 vehicle segments, including delivery trucks, school buses, coach buses, construction and mining equipment, and other applications.
•Proterra Transit designs, develops, manufactures, and sells electric transit buses as an OEM for North American public transit agencies, airports, universities, and other commercial transit fleets. Proterra Transit offers an ideal venue to showcase and validate our electric vehicle technology platform through rigorous daily use by a large group of sophisticated customers focused on meeting the wide-ranging needs of the communities they serve.
•Proterra Energy provides turnkey fleet-scale, high-power charging solutions and software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization. These solutions are designed to optimize energy use and costs, and to provide vehicle-to-grid functionality.
The first application of Proterra Powered’s commercial vehicle electrification technology was through Proterra Transit’s heavy-duty transit bus, which we designed from the ground up for the North American market. Proterra Powered has partnered with eight OEMs, including Thomas Built Buses (a subsidiary of Daimler Trucks North America LLC), Freightliner Custom Chassis Corporation (a subsidiary of Daimler Trucks North America LLC), Van Hool NV, Optimal Electric Vehicles LLC, BusTech Pty Ltd. Komatsu Ltd., Lightning eMotors, Inc., and Volta Trucks Ltd. in the school bus, step-van, motor coach and double-decker transit bus, shuttle bus, international transit bus, construction and mining and last-mile delivery vehicle markets, respectively. Through June 30, 2021, Proterra Powered has delivered battery systems and electrification solutions for 186 vehicles to our OEM partner customers.
In addition, Proterra Energy has established itself as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting their logistical constraints and continuous service requirements. As of June 30, 2021, we had installed approximately 55 MW of charging infrastructure across more than 600 charge points throughout North America.

PROTERRA HISTORY

2010

- Delivered first transit vehicle, the EcoRide bus

2011

- Launched vehicle manufacturing facility in Greenville, South Carolina

2012

- The first heavy-duty electric bus to pass Altoona Testing

2014

- Introduced current generation vehicle, the Catalyst bus

2015

- Opened headquarters and began development of battery manufacturing facility in Burlingame, California

2016

- Completed development of next-generation E2 battery system
- Catalyst E2 test bus traveled over 600 miles on a single charge

2017

- Delivered 100th vehicle
- Announced first strategic partnership with Van Hool
- Launched West Coast vehicle manufacturing facility in City of Industry, California
- Catalyst E2 Max test bus drove 1,101 miles, breaking the world record for distance traveled on a single charge

2018

- Delivered 200th vehicle
- Announced strategic partnerships with Thomas Built Buses
- Announced a strategic investment and collaboration with Daimler to bring electric vehicle technology to additional segments of Daimler's commercial vehicle portfolio

2019

- Delivered 300th vehicle
- Launched Proterra Energy fleet solutions to enable turnkey delivery of a complete energy ecosystem for heavy-duty electric vehicles

2020

- Unveiled the Proterra ZX5 next-generation electric bus with range of up to 329 miles on a single charge
- Entered into strategic agreements to electrify delivery vans, shuttle buses, and transit buses outside North America

Through June 30, 2021, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered and Proterra Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through June 30, 2021, our chief operating decision maker, the Chief Executive Officer, reviewed financial information presented at the entity level for ongoing operations and for internal planning and forecasting purposes, and we have a single reportable segment.
Proterra Powered’s strategy is to leverage Proterra Transit’s success in the electric transit bus market to showcase the performance of our technology and demonstrate a strong track record of range and reliability in order to provide our battery systems and electrification solutions to other commercial vehicle segments. We believe our success in the transit bus market using our battery systems and electrification solutions to power heavy-duty vehicles with faster acceleration than a diesel-powered bus up steep hills, all while maintaining a rigorous regular schedule of operation with little tolerance for error, helps demonstrate the broad applicability of our technology to other commercial vehicle segments with similar requirements. We sell our electric powertrains using a business development team as well as a channel sales team for certain end markets. These teams work closely with our engineering team to develop optimal electrification solutions for our customers, depending on their vehicle requirements. We have entered into supply agreements for our battery systems and other technology components with Daimler Trucks North America LLC for electric school buses and delivery trucks, with Van Hool for electric coach buses and double decker coach buses, with Bustech Pty Ltd for an Australian electric transit bus, with Optimal, Inc. for an electric shuttle bus, and with Lightning eMotors, Inc. for an electric transit commercial van. We have also entered development agreements with Komatsu Ltd. for excavators and with Volta Trucks Ltd. for a Volta Zero urban delivery vehicle. We intend to continue to expand our strategic collaborations to develop and sell battery systems and electrification solutions across the commercial vehicle market.
Enhanced by Proterra Powered’s high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has delivered more than 50% of all the electric transit buses in North America between 2012 and 2019. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database, as well as airports, universities, hospitals, and corporate shuttles. As of June 30, 2021, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our strategy is to maintain the No. 1 market share of the North American electric transit bus market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 700 vehicles on the road which have accumulated more than 20 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
We have a long sales and production cycle given our customers’ structured procurement processes and vehicle customization requirements, and believe that our proven ability to deliver commercial-quality battery systems, electrification and charging solutions, and electric transit buses gives us a distinct first mover advantage in end markets that are electrifying rapidly. For Proterra Powered, new vehicle development programs for commercial vehicle OEMs typically last between one and three years. As a result, volume production and revenue generation tend to trail initial contract signatures by a few years. For Proterra Transit, public transit agencies typically conduct a request for proposal process before awards are made and purchase orders are issued. Proposals are evaluated on various criteria, including but not limited to technical requirements, reliability, reputation of the manufacturer, and price. This initial sales process from first engagement to award typically ranges from 6 to 18 months. Once a proposal has been awarded, a pre-production process is completed where customer specific options are mutually agreed upon. A final purchase order follows the pre-production process. Procurement of parts and production typically follow the purchase order. Once a bus is fully manufactured, the customer performs a final inspection before accepting delivery, allowing us to recognize revenue. The length of time between a customer award and vehicle acceptance typically varies between 12 and 24 months, depending on product availability and production capacity.
We have significant manufacturing capacity already in place and at scale with approximately 350,000 square feet of manufacturing space across three facilities in two states. In City of Industry, California, we operate a battery production facility as well as a bus manufacturing facility. We also operate a battery production facility in Burlingame, California. Our largest bus manufacturing facility is located in Greenville, South Carolina. Battery manufacturing capacity at our City of Industry facility, once fully staffed on a three shift structure, is 675 megawatt-hours (“MWh”), sufficient to supply batteries for both our total bus manufacturing capacity of 680 transit buses across our two bus assembly facilities in Greenville, SC and City of Industry, CA, as well as more than 350 MWh of Proterra Powered batteries for third-party customers, equivalent to 1,500 school buses and/or delivery vehicles per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we manufacture our battery packs in two widths and heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. As we increase our production volumes, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. We currently have sufficient capacity to fulfill our current backlog and anticipated near-term growth.
For the six months ended June 30, 2021 and 2020, our total revenue was $112.5 million and $95.3 million, respectively. We had a gross profit of $2.2 million and $4.5 million for the six months ended June 30, 2021 and 2020, representing a gross margin of 2% and 5%, respectively. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and as a result, generated losses from operations of $57.0 million and $44.3 million for the six months ended June 30, 2021 and 2020, respectively.

Key metrics and select financial data
Deliveries
We delivered 102 and 89 vehicles in the six months ended June 30, 2021 and 2020, respectively. We delivered battery systems for 56 and 42 vehicles in the six months ended June 30, 2021 and 2020, respectively.
Deliveries is an indicator of our ability to convert awarded orders into revenue and demonstrates the scaling of our operations. Vehicles delivered represents the number of buses that have been accepted by our Proterra Transit customers during a period. Customers will accept a bus when they determine the bus meets their service requirements. Battery systems delivered represents the battery systems that have met revenue recognition criteria during a period and is measured based on the number of underlying vehicles in which they are to be used. In addition to batteries, battery systems could include batteries drivetrains and high voltage systems and controls, depending upon the customer contract.
Growth rates between deliveries and total revenue are not perfectly correlated because our total revenue is affected by other variables, such as the mix of products sold during the period or other services provided in addition to the hardware delivered.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we use to evaluate our ongoing operations and for internal planning and forecasting purposes, because, among other reasons, it eliminates the effect of financing, non-recurring items, capital expenditures, and non-cash expenses such as stock-based compensation and loss (gain) on valuation of derivative and warrant liabilities. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

	Three Months Ended
(in thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Adjusted EBITDA Reconciliation:
Net loss	$(189,027)	$(52,162)	$(32,623)	$(46,860)	$(22,699)	$(24,825)
Add (deduct):
Interest expense, net	29,129	8,797	8,849	5,198	727	639
Provision for income taxes	—	—	22	—	—	—
Depreciation and amortization expense	3,978	3,759	4,043	3,696	4,091	3,706
Stock-based compensation expense	5,090	2,997	2,731	2,680	2,446	2,425
Loss (gain) on valuation of derivative and warrant liabilities	129,789	16,321	(6,072)	19,061	—	—
Asset impairment charge	—	—	121	—	—	—
Adjusted EBITDA	$(21,041)	$(20,288)	$(22,929)	$(16,225)	$(15,435)	$(18,055)

Business Combination
On June 14, 2021, we consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of January 11, 2021 (the “Merger Agreement”), by and among ArcLight Clean Transition Corp. (“ArcLight” and, after the Domestication as described below, “Proterra”), a Cayman Islands exempted company, Phoenix Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ArcLight (“Phoenix Merger Sub”), and Proterra Inc, a Delaware corporation (“Legacy Proterra”). As contemplated by the Merger Agreement, on June 11, 2021, ArcLight filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which ArcLight was domesticated and continues as a Delaware corporation (the “Domestication”). Further, on June 14, 2021, as contemplated by the Merger Agreement, Proterra consummated the merger contemplated by the Merger Agreement, whereby Phoenix Merger Sub merged with and into Legacy Proterra, the separate corporate existence of Phoenix Merger Sub ceasing and Legacy Proterra being the surviving corporation and a wholly owned subsidiary of Proterra (the “Merger” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”).
In addition, pursuant to subscription agreements entered into in connection with the Merger Agreement, certain investors purchased an aggregate of 41,500,000 shares of Proterra common stock (the “PIPE Investors”) concurrently with the closing of the Business Combination (the “Closing”) for an aggregate purchase price of $415,000,000 (the “PIPE Financing”).
We received $649.3 million in cash net proceeds upon Closing to fund our growth initiatives, including research and development and our next-generation battery program.
Key factors affecting our performance
COVID-19 Pandemic:
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. Our manufacturing operations, and our transit agency customers, have been designated as an “Essential Business” under applicable public health orders. We made adjustments to our business operations and have continued to operate with limited interruptions since March 2020 with no material adverse impact to our operations, financial position, or liquidity through June 30, 2021. While the COVID-19 pandemic is currently expected to continue to have an impact on our results of operations, financial position, and liquidity, if the outbreak, and related shutdowns, logistics delays, part shortages, production inefficiencies or extended customer order and acceptance processes, are prolonged or worsen, including as a result of variant strains of the virus, it could lead to more significant delays in production, the signing of new customer contracts, and customer acceptances of near-term deliveries.
Ability to sell additional powertrains, vehicles, chargers and other products to new and existing customers
Our results will be impacted by our ability to sell our battery systems, electrification solutions, and electric transit buses, to new and existing customers. We have had initial success with Proterra Powered establishing eight strategic partnerships and with Proterra Transit selling electric transit buses and chargers to more than 140 customers. Our growth opportunity is dependent on commercial vehicle manufacturers electrifying their product offerings and increasing production as well as transit agencies electrifying more of their fleets, both of which we believe will increase with continued improvement in battery performance and costs over time. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. In order to sell additional products to new and existing customers, we will need to continue to invest significant resources in our products and services. If we fail to make the right investment decisions in our technology and electrification solutions, including our battery systems and electrification and charging solutions, if customers do not adopt our technology or our products and services, or if our competitors are able to develop technology or products and services that are superior to ours, our business, prospects, financial condition, and operating results could be adversely affected.
Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing, long-term contracts, and in some cases vertical integration. We launched two new manufacturing facilities in 2017 and a new battery manufacturing facility in 2020. We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. By reducing material costs, increasing facility utilization rates and improving overall economies of scale, we can reduce prices while maintaining or growing gross margins of our products to improve customers’ total cost of ownership and help accelerate commercial electric vehicle adoption. Our ability to achieve our cost-saving and production-efficiency objectives could be negatively impacted by a variety of factors including, among other things, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions. If we are unable to achieve our goals, we may not be able to reduce price enough to accelerate commercial vehicle electrification and our cost of goods sold and operating costs could be greater than anticipated, which would negatively impact gross margin and profitability.
Continued emissions regulation and environmental stewardship
Our business benefits from international, federal, state, and local government interest in regulating air pollution and greenhouse gas emissions that contribute to global climate change. In July 2020, 15 states, including California and New York, pledged to work jointly towards a unified goal of zero emissions for 100% of new sales of medium- and heavy-duty commercial vehicles by 2050. In August 2019, the European Union passed Regulation 2019/1242, mandating a reduction in emissions from new trucks by 2025 and 2030. In addition, a growing number of cities and transit agencies have pledged to convert their entire transit bus fleets to zero-emission vehicles by a specific target date, and many have already begun to purchase electric vehicles in order to meet this goal. For example, on December 14, 2018, the California Air Resources Board adopted a state-wide mandate, the Innovative Clean Transit Rule, mandating transit agencies to commit to purchasing zero-emission buses starting in 2029. The American Jobs Plan, initiated as an infrastructure bill in March 2021, could also provide additional funding for electrification across many vehicle categories although its final terms, passage and timing are uncertain. The move away from diesel- and natural gas-powered commercial vehicles is a significant step forward to accelerate the use of advanced technologies in medium- and heavy-duty vehicles to meet air quality and public health, thereby boosting near-term deployment of battery-electric commercial vehicles. As legacy internal combustion engine technology becomes more heavily regulated and costly across the globe, commercial vehicle manufacturers are investing in electrification. While this investment may increase competition, we believe that it will also increase customer demand, and help build the necessary supply chain and adjacent industry investments to support powertrain electrification. However, the uncertainty related to the passage of new legislation could impact the timing and number of vehicle orders, and any reduction in governmental interest in emissions regulation could negatively impact our business prospects or operating results.
Government programs accelerating adoption of zero-emission vehicles
Federal and state funding has accelerated the adoption of electric vehicles in our target markets. For instance, our U.S. transit customers have partially funded electric bus purchases through competitive grant programs, including the Low or No Emission Vehicle Program authorized by the federal Fixing America’s Surface Transportation Act in 2015, and other state-specific funding. In each of the last two years, we have acquired, on average, 12 new customers who partnered with us to apply for competitive grants through the Low or No Emission Vehicle Program. In the United States, states are also allocating portions of settlement funds from the approximately $15 billion Volkswagen Emissions Settlement Program to investments in zero-emission transit buses and school buses. We expect that the continued availability of government funding for our customers to help fund purchases of our electric transit buses and battery systems will remain an important factor in our company’s growth prospects.
Components of results of operations
Revenue
We derive revenue primarily from the sale of vehicles, the sale of battery packs and powertrain systems, the sale and installation of charging systems and related equipment, as well as the sale of spare parts and other services provided to customers.
Product revenue.    Product revenue consists of revenue earned from the sale of vehicles, sale of battery packs and powertrain systems as well as sales and installation of charging systems. We generally recognize product revenue from contracts with customers for the sales of our vehicles once we deliver a vehicle to a customer. A vehicle is considered delivered once a customer has accepted it. Acceptance generally occurs once the customer has completed its inspection of the vehicle and determined it to be operating as defined in the applicable contract. Revenue from the sale of battery packs and powertrain systems is typically recognized upon shipping. Revenue from sales and installation of charging systems is typically recognized upon acceptance by the customer. Under certain contract arrangements, revenue related to the charging systems is recognized over the installation period using an input measure based on costs incurred to date relative to total estimated costs to completion. Product revenue also includes revenue from leasing vehicles and charging systems under operating leases. Revenue from operating lease arrangements is recognized ratably over the life of those contracts. The amount of product revenue we recognize in a given period depends on the number of vehicles accepted in a given period and on the type of financing used by the customer.
Parts and other service revenue.    Parts and other service revenue includes sales of spare parts, revenue earned from the development of electric vehicle powertrain components, the design and development of battery and drive systems for other vehicle manufacturers, and sales of extended warranties. The amount of parts and service revenue tends to grow with the number of vehicles delivered. However, variability can exist as customers have different methodologies for sourcing spare parts for their fleets. Revenue related to the design, development and integration of battery and drive systems is typically recognized upon shipping or delivery of services and prototypes, depending on the terms in customer contracts.
For a description of our revenue recognition policies, see the section titled “— Critical Accounting Policies and Estimates.”
Cost of goods sold
Product cost of goods sold.    Product cost of goods sold consists primarily of direct material and labor costs, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits, and stock-based compensation expense, reserves for estimated warranty costs, freight expense, and depreciation expense. Product cost of goods sold also includes charges to write-down the carrying value of inventory when it exceeds its estimated net realizable value, including on-hand inventory that is either obsolete or in excess of forecasted demand. We expect our product cost of goods sold to increase in absolute dollars in future periods as we sell more vehicles and charging systems. As we grow into our current capacity and execute on cost-reduction initiatives, we expect our product cost of goods sold as a percentage of revenue to decrease over time.
Parts and other service cost of goods sold.    Parts and other service cost of goods sold consists primarily of material costs and the cost of services provided, including field service costs and costs related to our development team. We record costs of development services incurred in periods prior to the finalization of an agreement as research and development expense. Once a development agreement is finalized, we record these costs in parts and other service cost of goods sold. We expect our parts and other service cost of goods sold to increase in absolute dollars in future periods as more customers put additional vehicles into service and sign new development agreements.
Because purchased materials comprise more than 50% of cost of goods sold, lowering our bill of materials cost is our most critical cost reduction initiative. Bill of materials cost reduction is a cross-functional effort involving engineering, supply chain, manufacturing, and finance. These cost-reduction efforts have yielded improvements in bill of materials costs since 2018, and we have identified additional opportunities to address cost reduction in the near and medium term.
Gross profit and margin
Gross profit is total revenue less total cost of goods sold. Gross margin is gross profit expressed as a percentage of total revenue. Our gross profit (loss) and margin may fluctuate from period-to-period. Such fluctuations have been and will continue to be affected by a variety of factors, including the timing of vehicle acceptance, mix of products sold, manufacturing costs, financing options, and warranty costs. We expect our gross margin to improve over time as we continue to scale our operations and execute on cost reduction initiatives.
Operating expenses
Research and development.    Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials, depreciation expense, and allocated overhead costs. Through June 30, 2021, we have expensed certain software development costs related to our fleet and energy management platform as incurred because technological feasibility has not been fully achieved. We intend to continue to make significant investments in developing new products and enhancing existing products. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.
Selling, general and administrative.    Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources, and administrative personnel, as well as the costs of customer service, information technology, professional services, insurance, travel, allocated overhead, and other marketing, communications and administrative expenses. We will continue to actively promote our products. We also expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums, and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.
Interest expense, net
Interest expense, net consists primarily of interest expense associated with our debt facilities and amortization of debt discount and issuance costs. Interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments balances.
Loss on valuation of derivative and warrant liabilities
Loss on valuation of derivative and warrant liabilities relates to the changes in the fair value of derivative and warrant liabilities, which are subject to remeasurement at each balance sheet date.
Other expense, net
Other expense, net primarily relates to currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, sublease income, and other non-operational financial gains or losses.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position, we have not recognized any material provision or benefit through June 30, 2021.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. We have established a full valuation allowance to offset our U.S. net deferred tax assets due to the uncertainty of realizing future tax benefits from our net operating loss carryforwards and other deferred tax assets.
As of December 31, 2020, we had U.S. federal net operating loss carryforwards of $454.6 million, and state net operating loss carryforwards of $317.8 million. The federal net operating loss carryforwards generated prior to 2018 will begin to expire in 2030, and the federal net operating loss carryforwards generated since 2018 do not expire. The state net operating loss carryforwards will begin to expire in 2023. Also, as of December 31, 2020, we had U.S. federal research and development tax credit carryforwards of $2.0 million, and state research and development tax credit carryforwards of $1.2 million. The federal research credits begin to expire in 2037, and the South Carolina research and development tax credit carryforwards begin to expire in 2027. California state research and development tax credit carryforwards have no expiration date. Our ability to use net operating loss carryforwards and other tax attributes to reduce future taxable income and liabilities may be subject to limitations based on possible ownership changes in the past or in the future, including as a result of the Business Combination. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset U.S. federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, a challenge by a taxing authority, a change in our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.

United States federal legislation affecting the tax laws was recently enacted in (i) December 2017 through the Tax Cuts and Jobs Act (the “TCJA”), (ii) March 2020 through the Families First Coronavirus Response Act, (iii) March 2020 through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and (iv) in December 2020 (Consolidated Appropriations Act, 2021).
We continue to examine the impact the TCJA and CARES Act may have on our business. The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rule making and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the U.S., ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods.
In response to the COVID-19 pandemic, California’s Legislature passed Assembly Bill 85 (“A.B. 85”), which suspends the use of net operating losses for tax years beginning in 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more before an application of net operating loss. A.B. 85 includes an extended carryover period for the suspended net operating losses with an additional year carryforward for each year of suspension. A.B. 85 also limits the utilization of business incentive tax credits for taxable years 2020, 2021, and 2022, requiring that taxpayers can only claim a maximum of $5.0 million in tax credit on an aggregate basis.
However, since we maintain a full valuation allowance against these assets, this did not have a material impact on our operating results or financial condition.
Results of operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Product revenue	$56,072	$40,448	$107,494	$91,111
Parts and other service revenue	2,430	1,612	5,014	4,148
Total revenue	58,502	42,060	112,508	95,259
Product cost of goods sold	54,948	38,327	105,479	86,556
Parts and other service cost of goods sold	2,241	1,391	4,845	4,183
Total cost of goods sold (1)	57,189	39,718	110,324	90,739
Gross profit (loss)	1,313	2,342	2,184	4,520
Research and development (1)	10,315	8,300	20,015	16,904
Selling, general and administrative (1)	20,744	15,494	39,204	31,925
Total operating expenses	31,059	23,794	59,219	48,829
Loss from operations	(29,746)	(21,452)	(57,035)	(44,309)
Interest expense, net	29,129	727	37,926	1,366
Loss on valuation of derivative and warrant liabilities	129,789	—	146,110	—
Other expense, net	363	520	118	1,849
Loss before income taxes	(189,027)	(22,699)	(241,189)	(47,524)
Provision for income taxes	—	—	—	—
Net loss	$(189,027)	$(22,699)	$(241,189)	$(47,524)

__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$270	$228	$546	$453
Research and development	545	350	1,058	722
Selling, general and administrative	4,275	1,868	6,483	3,696
Total stock-based compensation expense	$5,090	$2,446	$8,087	$4,871

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue	96%	96%	96%	96%
Parts and other service revenue	4	4	4	4
Total revenue	100	100	100	100
Product cost of goods sold	94	91	94	91
Parts and other service cost of goods sold	4	3	4	4
Total cost of goods sold (1)	98	94	98	95
Gross profit	2	6	2	5
Research and development (1)	18	20	18	18
Selling, general and administrative (1)	35	37	35	34
Total operating expenses	53	57	53	52
Loss from operations	(51)	(51)	(51)	(47)
Interest expense, net	50	2	34	1
Loss on valuation of derivative and warrant liabilities	222	—	130	—
Other (income) expense, net	1	1	—	2
Loss before income taxes	(324)	(54)	(215)	(50)
Provision for income taxes	—	—	—	—
Net loss	(324)%	(54)%	(215)%	(50)%
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	—%	1%	—%	—%
Research and development	1	1	1	1
Selling, general and administrative	7	4	6	4
Total stock-based compensation expense	9%	6%	7%	5%
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Product revenue	$56,072	$40,448	$15,624	39%	$107,494	$91,111	$16,383	18%
Parts and other service revenue	2,430	1,612	818	51	5,014	4,148	866	21
Total revenue	$58,502	$42,060	$16,442	39%	$112,508	$95,259	$17,249	18%
Total revenue increased by $16.4 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a $16.0 million increase from buses, charging systems and installation. We delivered and our customers accepted 54 buses in the three months ended June 30, 2021 as compared to 36 buses accepted in the three months ended June 30, 2020. The three months ended June 30, 2020 were impacted by COVID-19 as we slowed production to mitigate for any potential supply risks or impacts to our employees. We delivered battery systems for 30 and 38 vehicles in the three months ended June 30, 2021 and 2020, respectively. While we delivered fewer battery systems, revenue for these systems increased slightly due to product mix.
Total revenue increased by $17.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to $14.1 million increase from buses, charging systems and installation, and $3.1 million from battery systems. We delivered and our customers accepted 102 buses in the six months ended June 30, 2021 as compared to 89 buses accepted in the six months ended June 30, 2020. We delivered battery systems for 56 and 42 vehicles in the six months ended June 30, 2021 and 2020, respectively. The battery systems revenue increased due to increased volume and product mix.
Cost of goods sold and gross profit

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Product cost of goods sold	$54,948	$38,327	$16,621	43%	$105,479	$86,556	$18,923	22%
Parts and other service cost of goods sold	2,241	1,391	850	61	4,845	4,183	662	16
Total cost of goods sold	57,189	39,718	17,471	44	110,324	90,739	19,585	22
Gross profit	$1,313	$2,342	$(1,029)	(44)%	$2,184	$4,520	$(2,336)	(52)%
Cost of goods sold increased by $17.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The $16.6 million increase in product cost of goods sold in the three months ended June 30, 2021 was primarily driven by the increase in vehicles delivered and lower productivity levels in the production process as part shortages led to inefficiency. The $0.9 million increase in parts and other service cost of goods sold was the result of the increased cost of battery systems for prototypes.
Cost of goods sold increased by $19.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The $18.9 million increase in product cost of goods sold in the six months ended June 30, 2021 was primarily driven by the increase in vehicles delivered and an increase in product warranty expense. The $0.7 million increase in parts and other service cost of goods sold was the result of the increased volume and product mix.
Gross profit decreased by $1.0 million to a gross profit of $1.3 million in the three months ended June 30, 2021 compared to a gross profit of $2.3 million in the three months ended June 30, 2020. Gross profit decreased by $2.3 million in the six months ended June 30, 2021 compared the six months ended June 30, 2020. The decrease in gross profit was primarily driven by unabsorbed labor and manufacturing overhead costs due primarily to COVID-19 related delays in production and higher warranty expense.
Operating expenses
Research and development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Research and development	$10,315	$8,300	$2,015	24%	$20,015	$16,904	$3,111	18%
Research and development expense increased by $2.0 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The $2.0 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $1.9 million to support increased product development efforts.
Research and development expense increased by $3.1 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The $3.1 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $2.4 million to support the increased product development efforts, and an increase in IT expense of $0.4 million.

Selling, general and administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Selling, general and administrative	$20,744	$15,494	$5,250	34%	$39,204	$31,925	$7,279	23%
Selling, general and administrative expense increased by $5.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The $5.3 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $4.0 million, an increase in IT expense of $0.7 million due to more users and incremental data usage costs, and an increase in travel expense of $0.4 million, as COVID-19 restrictions have relaxed.
Selling, general and administrative expense increased by $7.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The $7.3 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $4.5 million, an increase in legal fees and potential settlement expenses of $2.3 million, and an increase in IT expense of $1.0 million due to more users and incremental data usage costs.
Interest expense, net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Interest income	$(426)	$(56)	$(370)	661%	$(458)	$(177)	$(281)	159%
Interest expense	29,555	783	28,772	3675	38,384	1,543	36,841	2388
Interest expense, net	$29,129	$727	$28,402	3907%	$37,926	$1,366	$36,560	2676%
Interest expense, net increased by $28.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, and increased by $36.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to the write-off of $21.0 million of unamortized debt issuance costs associated with the secured convertible promissory notes (the “Convertible Notes”) with an original aggregate principal of $46.5 million that were converted upon the Closing of the Merger, and additional interest expense resulting from the original aggregate principal of $200.0 million of Convertible Notes issued in August 2020. These amounts were offset by increased interest income earned on investments from cash equivalents and short-term investments. For more information regarding the Convertible Notes, see “—Liquidity and capital resources” below.
Loss on valuation of derivative and warrant liabilities

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Loss on valuation of derivative and warrant liabilities	$129,789	$—	$129,789	NM	$146,110	$—	$146,110	NM
The $129.8 million loss in the three months ended June 30, 2021 was related to the non-cash fair value change of $117.1 million and $25.6 million in derivative and warrant liabilities arising from the Convertible Notes, respectively, and offset by the $6.1 million and $6.8 million gain on fair valuation change of the liabilities arising from the private placement warrants and public warrants, respectively.
The $146.1 million loss in the six months ended June 30, 2021 was related to the non-cash fair value change of $111.7 million and $47.3 million in derivative and warrant liabilities arising from the Convertible Notes, respectively, and offset by the $6.1 million and $6.8 million gain on fair valuation change of the liabilities arising from the private placement warrants and public warrants, respectively.

Other expense, net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Other expense, net	$363	$520	$(157)	(30)%	$118	$1,849	$(1,731)	(94)%
In the three months ended June 30, 2021, we recognized other expense of $0.4 million, compared to other expense of $0.5 million for the three months ended June 30, 2020. In the six months ended June 30, 2021, we recognized other expense of $0.1 million, compared to other expense of $1.8 million for the six months ended June 30, 2020. Other expense, net includes currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, sublease income and other non-operational financial losses. The higher expense in the six months ended June 30, 2020 was mainly due to foreign exchange rate fluctuations in the first quarter of 2020, and other non-operational financial gains or losses.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position, we have not recognized any material provision or benefit through June 30, 2021.
Liquidity and capital resources
As of June 30, 2021, we had cash and cash equivalents and short-term investments of $761.5 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the improvement and expansion of existing manufacturing facilities, working capital, debt service, and general corporate needs. Prior to the Business Combination, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, and payments received from customers.
We believe that our sources of existing cash and cash equivalents and short-term investments, funds raised in connection with the Business Combination and the PIPE Financing, funds available under our Senior Credit Facility described in more detail below, and payments from customers and any proceeds that may be received from the exercise of the outstanding warrants will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, if we are unable to generate sufficient cash flows from operations in the future, or fund availability under our Senior Credit Facility is not sufficient, we may have to obtain additional equity or debt financing. The issuance and sale of additional equity (including issuances of common stock upon exercise of our warrants) would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in significant financial and operating covenants that would restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.
With the funds raised in connection with the Business Combination and the PIPE Financing, we expect no additional capital will be needed to execute our business plan over the next 12 months. We will continue to invest in increasing and optimizing production and expanding the portfolio of products and services. These investments will be approached with a view to improving profitability in the long-term.
Senior Credit Facility
In May 2019, we entered into a Loan, Guaranty and Security Agreement (the “Senior Credit Facility”), which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior Credit Facility is available on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $10.0 million letter of credit sub-line. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at our option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days written notice.
The Senior Credit Facility is secured by a security interest on substantially all our assets except for intellectual property and other restricted property.

Borrowings under the Senior Credit Facility bear interest at per annum rates equal to, at our option, either (i) the base rate plus an applicable margin for base rate loan, or (ii) the London Interbank Offered Rate, or LIBOR, plus an applicable margin for LIBOR loan. The base rate is calculated as the greater of (a) the Lender prime rate, (b) the federal funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid linked to quarterly average excess availability (as a percentage of borrowing capacity). For base rate loans, the applicable margin ranges from 0.0% to 1.5%, and for LIBOR Loans, it ranges from 1.5% to 3.0%. The unused line fee is 0.375% per annum of the actual daily amount of the unutilized revolver commitment and will be reduced to 0.25% under certain conditions.
The Senior Credit Facility contains certain customary non-financial covenants. In addition, the Senior Credit Facility requires us to maintain a Fixed Charge Coverage Ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.
As of June 30, 2021, we do not have an outstanding balance under this credit facility.
Small Business Administration Loan
In May 2020, we received Small Business Administration (“SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (the “PPP loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan was in the form of a note that matures on May 6, 2022. As of June 30, 2021, the interest rate is 1.0% per annum and interest is payable monthly commencing in October 2021. All or a portion of the loan may be forgiven by the SBA upon application with supporting documentation of expenditures in accordance with SBA requirements, which include employees being kept on the payroll for eight weeks after the date of the loan and the proceeds being used for payroll, rent, mortgage interest, or utilities.
Secured Convertible Promissory Notes
In August 2020, we entered into a Note Purchase Agreement for Secured Convertible Promissory Notes. The Convertible Notes had an original aggregate principal amount of $200.0 million as of the issuance date, with a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end. The Convertible Notes will mature in August 2025, and the Company may not make prepayment unless approved by the required holders of the Convertible Notes.
At the closing of the Merger, certain Convertible Notes holders with original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing of the Merger resulting in the issuance of 7.4 million shares of common stock.
At any time after the expiration of the lock-up period following the Closing of the Merger, the remaining outstanding Convertible Notes will automatically be converted into common stock if the volume-weighted average price of the common stock over a period of 20 consecutive trading days exceeds 150% of the conversion price. Based on the determined conversion price, the automatic conversion of the Convertible Notes will be triggered based on a VWAP of $9.86 per share.
Each of the Convertible Notes shall rank equally without preference or priority of any kind over one another, but senior in all rights, privileges and preferences to all other shares of our capital stock and all other securities that are convertible into or exercisable for our capital stock directly or indirectly.
Prior to the maturity date or conversion of the entire balance of the Convertible Notes, in the event of a liquidation or sale of the Company, we shall pay to the holders of Convertible Notes the greater of (i) 150% of the principal balance of the Convertible Notes or (ii) the consideration that the holders would have received had the holders elected to convert the Convertible Notes into preferred stock immediately prior to such liquidation event.
The Convertible Notes do not entitle the holders to any voting rights or other rights as a stockholder of the Company, unless and until the Convertible Notes are actually converted into shares of our capital stock in accordance with their terms.
The Note Purchase Agreement contains certain customary non-financial covenants. In addition, the Note Purchase Agreement requires us to maintain liquidity at quarter end of not less than the greater of (i) $75.0 million and (ii) four times of cash burn for the three-month period then ended.

In connection with the issuance of the Convertible Notes, we issued to the purchasers of the Convertible Notes warrants to purchase 4.6 million shares of our stock at an exercise price of $0.02 per share. These warrants are freestanding financial instruments and, prior to the Closing, were classified as liability due to the possibility that they could become exercisable into Legacy Proterra convertible preferred stock. The warrant liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon any exercise of the warrants to common stock within 5 years from issuance date, the carrying amount of the warrant liability was reclassified to stockholders’ equity. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is Proterra common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity. The loss from change in fair value of the warrant liability was $47.3 million for the six months ended June 30, 2021. An aggregate of $69.3 million in warrant liability was reclassified to additional paid-in capital upon exercise and consummation of the Merger. As of June 30, 2021, 3.4 million warrants were outstanding.
Prior to the Closing, the embedded features of the Convertible Notes were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in shares of our stock rather than cash, because the total number of shares of our stock delivered to settle these embedded features would predominantly have a fixed value. These conversion options were bifurcated and accounted for separately from the host debt instrument. The derivative liability of $68.5 million was initially measured at fair value on its issuance date and recorded as a debt discount and was amortized during the term of the Convertible Notes to interest expense using effective interest method. The derivative liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. The loss from the change in fair value of the derivative liability was $111.7 million for the six months ended June 30, 2021. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes were no longer qualify for derivative accounting since the conversion price became fixed. The $182.6 million carrying amount of the embedded derivative, fair value as of the date of the Closing, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
As of June 30, 2021, the outstanding balance was $159.7 million including PIK interest of $6.2 million.
Performance bonds and Letters of Credit
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. The collateral provided is shown as restricted cash on the balance sheet. As of June 30, 2021, we had $12.6 million of restricted cash related to performance bonds. We believe that we currently have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
We have a long-term supply agreement with a supplier, who requested that we provide a letter of credit as guarantee of payment. As of June 30, 2021, we had a $10.0 million standby letter of credit outstanding with this supplier.
Cash flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows (used in) provided by:
Operating activities	$(46,885)	$(19,084)
Investing activities	(63,408)	26,863
Financing activities	633,997	8,366
Net increase in cash and cash equivalents, and restricted cash	$523,704	$16,145

Operating activities
Net cash used in operating activities in the six months ended June 30, 2021 was $46.9 million compared to $19.1 million in the six months ended June 30, 2020. In the six months ended June 30, 2021, the cash used in operating activities was due to net losses and increases in working capital, primarily accounts receivable due to timing of customer payments. In the six months ended June 30, 2020, the cash used in operating activities was due to lower net losses than the comparative period in 2021 and decreases in working capital. The increase in net loss of $193.7 million between the comparison periods included $146.1 million of non-cash loss on change in the fair value of derivative and warrant liabilities. Non-cash interest expense and debt discount and issuance costs amortization increased by $32.6 million and stock-based compensation expense increased by $3.2 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. In the six months ended June 30, 2021, cash provided by operating activities included $11.4 million and $4.2 million related to accounts payable and accrued liabilities and deferred revenue, respectively, but was more than offset by cash used in accounts receivable, inventory and prepaid expenses and other current assets of $13.3 million, $2.6 million and $1.5 million respectively. In the six months ended June 30, 2020, cash provided by operating activities included $19.3 million, $2.8 million and $2.0 million related to accounts receivables, other non-current liabilities and deferred revenue, respectively, and was partially offset by cash used in prepaid expenses and other current assets and inventory of $6.5 million and $2.4 million, respectively.
Investing activities
Net cash used in investment activities was $63.4 million in the six months ended June 30, 2021 compared to net cash provided by investment activities of $26.9 million in the six months ended June 30, 2020. The $90.3 million change was primarily driven by a net increase of $98.1 million related to the purchase of short-term investments in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, and was partially offset by a $7.8 million decrease in capital expenditures.
Financing activities
Net cash provided by financing activities was $634.0 million for the six months ended June 30, 2021 as compared to $8.4 million for the six months ended June 30, 2020. The net cash provided by financing activities for the six months ended June 30, 2021 primarily resulted from net proceeds of $646.4 million from the Business Combination and the PIPE Financing and $3.8 million from the exercise of stock options and warrants, which was partially offset by Senior Credit Facility repayment of $17.1 million. In the six months ended June 30, 2020, we received net proceeds of $20.4 million from borrowing under the Senior Credit Facility, which was partially offset by a Senior Credit Facility repayment of $12.8 million.
Contractual obligations
The following table summarizes our non-cancelable contractual obligations as of June 30, 2021 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$11,690	$4,155	$5,385	$2,150	$—
Debt principal(2)	169,683	10,000	—	159,683	—
Purchase obligations(3)	311,722	148,959	162,763	—	—
Total	$493,095	$163,114	$168,148	$161,833	$—
__________________
(1)Represents minimum operating lease payments under operating leases for office facilities and equipment, excluding potential lease renewals.
(2)Including PIK interest added to principal balance through June 30, 2021.
(3)Represents purchase orders or contracts for the purchase of certain goods and services and purchase commitments.
In August 2020, we entered into a Note Purchase Agreement for the Convertible Notes, which had an original aggregate principal amount of $200.0 million as of the issuance date (and an original aggregate principal amount of $153.5 million as of June 30, 2021) and will mature in August 2025. We may not prepay the Convertible Notes unless approved by the required holders of the Convertible Notes. The balances may be mandatorily converted into common stock if certain criteria met, pursuant to the terms specified in the Note Purchase Agreement. See Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details of conversion features.
Off-balance sheet arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating our business. With the exception of letters of credit primarily used to support performance bond obligations, we do not have any off-balance sheet arrangements or relationships with entities that are not disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.
Critical accounting policies and estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect amounts of assets and liabilities reported in the financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis. There have been no material changes to our critical accounting policies and estimates from the information provided in “Proterra’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates”, which is incorporated by reference in the Super 8-K, except for the new accounting policies adopted during the three months ended June 30, 2021 related to public warrants and private placement warrants. See Note 1 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details.
Recent accounting pronouncements not yet adopted
See Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for recently issued accounting pronouncements not yet adopted.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:
Interest rate risk
As of June 30, 2021, we had cash and cash equivalents and short-term investments of $761.5 million. Our cash and cash equivalents and short-term investments are held primarily in U.S. treasury securities and money market funds. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short-term nature of these instruments. We have not been exposed to material risks on investment income due to changes in interest rates given the low levels of interest being earned.
We are exposed to interest rate risk related to our indebtedness under the Senior Credit Facility that bears interest at floating rates based on the prime rate or LIBOR rate plus a specified margin. As of June 30, 2021, we had no principal outstanding under the Senior Credit Facility.
Foreign exchange risk
We are exposed to foreign currency exchange rate risk, primarily related to certain raw material purchases denominated in Euros and certain accounts receivables from one customer denominated in Canadian dollars. Payments denominated in foreign currencies represented less than 5% of our total payments during the six months ended June 30, 2021. The revenue from the customer with accounts receivable denominated in Canadian dollars was not material in the six months ended June 30, 2021. The customer with accounts receivable denominated in Canadian dollars accounted for approximately 15% of our total revenue in the six months ended June 30, 2020. The exchange rate fluctuations accounted for less than $0.1 million of other expense in the six months ended June 30, 2021, and $0.7 million of other expense in the six months ended June 30, 2020. The higher expense in 2020 was mainly due to foreign exchange rate fluctuations in the first quarter of 2020 as global markets reacted to the COVID-19 pandemic. As a result, we believe that we currently do not have any material exposure to changes in foreign currency exchange rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of June 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2021, ArcLight management implemented remediation steps to address the material weakness in ArcLight’s internal control over financial reporting that was previously reported under “Management's Report on Internal Control over Financial Reporting” included in ArcLight’s Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K, as filed with the SEC on April 26, 2021, and to improve ArcLight’s internal control over financial reporting. Specifically, ArcLight expanded and improved its review process for complex securities and related accounting standards. In addition, during the fiscal quarter ended June 30, 2021, we completed the Business Combination and the internal controls of ArcLight became our internal controls. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

Part II. Other Information
Item 1. Legal Proceedings
On February 10, 2021, a purported shareholder of ArcLight filed a complaint against ArcLight, ArcLight’s board of directors, Phoenix Merger Sub and Legacy Proterra in the Supreme Court of the State of New York for the County of New York, in a case captioned Ong v. ArcLight Clean Transition Corp., et al., Index No. 650965/2021. The Ong complaint alleges that ArcLight’s board of directors breached their fiduciary duties by omitting allegedly material information in the Registration Statement filed by ArcLight on Form S-4 on February 3, 2021 in connection with the Business Combination (the “Registration Statement”), and that ArcLight, Phoenix Merger Sub and Legacy Proterra aided and abetted such alleged breaches of fiduciary duty. As relief, the Ong complaint seeks, among other things, rescission of the Business Combination, as well as unspecified costs and attorneys’ fees. On February 11, 2021, another purported shareholder of ArcLight filed a complaint against ArcLight and ArcLight’s board of directors in the Supreme Court of the State of New York for the County of New York, in a case captioned Murray-Brown v. ArcLight Clean Transition Corp., et al., Index No. 651001/2021. On March 6, 2021, this second purported shareholder filed an amended complaint. The amended Murray-Brown complaint alleges that ArcLight’s board of directors breached their fiduciary duties in connection with the Registration Statement and the Business Combination more generally, and that ArcLight aided and abetted such alleged breaches of fiduciary duty. As relief, the amended Murray-Brown complaint seeks relief similar to that sought in the Ong complaint. On March 15, 16, and 23, 2021, four other purported shareholders wrote to ArcLight, separately, alleging that the Registration Statement omitted allegedly material information and demanding that ArcLight provide supplemental disclosures. We believe the allegations in the lawsuits and demands are without merit.

Item 1A. Risk Factors
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Our Business
Our limited history of selling battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through June 30, 2021 had delivered over 700 electric transit buses. In the six months ended June 30, 2021, we recognized $112.5 million in total revenue. In 2020, 2019 and 2018, we recognized $196.9 million, $181.3 million and $123.2 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. In addition, certain variations of our 40-foot and 35-foot ZX5 transit buses have not yet passed the Federal Transit Administration’s (“FTA”) federal bus testing program, which is a necessary condition to selling our buses to customers that use federal money to fund their purchases. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Apex fleet and energy management software-as-a-service platform. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.

As a result, we have a limited operating history upon which to evaluate our business and future prospects, which subjects us to a number of risks and uncertainties, including our ability to plan for and predict future growth. Our limited operating experience is particularly concentrated in our Proterra Transit line of business, and that limited experience may not prove to be relevant to Proterra Powered and Proterra Energy. As a result, the operating history of Proterra Transit may not prove to be predictive of the success of Proterra Powered and Proterra Energy.
Moreover, because of the limited deployment of our products and services to date and our focus on electric transit buses, defects or other problems with our products or industry-wide setbacks that impact the electric vehicle market may disproportionately impact our ability to attract additional customers or sell to existing customers, and harm our brand and reputation relative to larger, more established vehicle manufacturers that have a longer operating history and investments in more than one technology. We have encountered and expect to continue to encounter risks and difficulties experienced by growing companies in rapidly developing and changing industries, including challenges related to achieving market acceptance of our existing and future products and services, competing against companies with greater financial and technical resources, competing against entrenched incumbent competitors that have long-standing relationships with our prospective customers in the commercial vehicle market, including the public transit market and other transportation markets, recruiting and retaining qualified employees, and making use of our limited resources. We cannot ensure that we will be successful in addressing these and other challenges that we may face in the future, and our business may be adversely affected if we do not manage these risks appropriately. As a result, we may not attain sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.
If our battery systems, electrification and charging solutions, electric transit buses, fleet and energy management software, or other products have product defects and if our customer service is not effective in addressing customer concerns, our ability to develop, market and sell our products and services could be harmed.
Our battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses have in the past contained, and may in the future contain, product defects. Due to the limited deployment of our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, there may be latent problems with our products that have not yet been discovered.
We have in the past found defects in our battery systems, electric transit buses, and charging systems. We may in the future find additional design and manufacturing defects that cause our products to require repair or not perform as expected. While we perform our own and, in some cases, third-party testing on the products we manufacture, we currently have a limited amount of customer operating experience with our battery systems, drivetrains, high-voltage systems, electric transit buses, software systems, and charging solutions by which to evaluate detailed long-term quality, reliability, durability, and performance characteristics of these products and solutions. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or operation by customers. Our efforts to remedy any issues may not be timely, may hamper production, or may not be satisfactory to our customers. Further, our business has grown rapidly in recent periods, and we may not be able to scale our service organization or partner with an existing service network quickly enough to satisfactorily provide timely customer service and address product defects, customer complaints, and warranty issues, which could result in customer dissatisfaction and negatively impact further sales.
Any product defects, delays, or legal restrictions on our products, or other failure of our products to perform as expected could harm our reputation, negatively impact our ability to market and sell our products, and result in delivery delays, product recalls, product liability claims, significant warranty and other expenses, and could have an adverse effect on our business, prospects, financial condition, and operating results.
Defects in the materials or workmanship of our composite bus bodies could harm our reputation, expose us to product warranty or other liability claims, decrease demand for our buses, or materially harm existing or prospective customer relationships.
We are the only transit bus manufacturer in the United States to use a composite unibody for our electric transit buses. In the past, we have sourced composite bus bodies from three suppliers, and now use only one supplier. Defects in the composite body, including non-structural concerns, whether caused by design, engineering, materials, manufacturing errors, or deficiencies in manufacturing or quality control processes at our suppliers, are an inherent risk in manufacturing technically advanced products for new applications. We offer our customers a twelve-year warranty on the composite bus body structure and bear the risk of possible defects. We have experienced defects in some bus bodies and have had to make repairs. For example, in October 2018 we discovered cracking in the wheel wells on some of our buses which required us to repair these defects under our warranty and will increase our field and customer service costs. In addition, in 2020 and 2021, we discovered a manufacturing quality issue that required us to repair laminate cracks that occurred near door frames of certain customer buses, and we expect that we will have to make more of these types of repairs. Certain customers have experienced superficial cracking in the exterior gel coat or skin coat of the composite body which has caused certain customers to remove buses from revenue service and required us to develop inspection criteria and repair protocols, when applicable. We have also had to address vehicle inspection guidelines that are designed for metal frame buses with chassis and are not necessarily applicable to composite unibody architecture. Though these defects have not materially impacted us to date, we expect to continue to address these issues, and these defects or future defects with our advanced body materials whether structural or not, may harm our existing and prospective customer relationships, damage our brand, and result in a reduction of awards, increased warranty claims, product liability claims and other damages.
Our most recent business expansion with Proterra Powered and Proterra Energy may not be as successful as anticipated, may not attract the customers and business partners we expect, and the assumptions underlying the growth prospects of these businesses may not prove to be accurate.
We have recently introduced and, in the future may introduce, new services and products that our customers and prospective customers may not utilize to the extent we anticipate or at all. For example, Proterra Powered and Proterra Energy products and services are designed to simplify the complexities of electric vehicle energy delivery and the deployment of large electric vehicle fleets for our customers. Through these businesses, we offer to design, build, finance, operate, and maintain the energy ecosystem that we believe to be required to power commercial electric vehicles. We have made, and will continue to be required to make, significant investments to scale these businesses, but we cannot be certain that such investments will be successful or meet the needs of our customers. Moreover, even if our customers use these services, we may encounter new challenges related to the delivery of energy solutions and competition from companies that may be better positioned to provide energy management services. If we invest in services or products that are not adopted by our customers or fail to invest in new services and products that meet the needs of our customers, our business, prospects, financial condition, and operating results could be adversely affected. In addition, we have limited history operating these businesses and providing the products and services they offer. There can be no assurances that these products and services will be accepted by our customers, or that we will effectively be able to market and sell them to existing customers, especially our transit customers who comprise the vast majority of our current revenues. Further, the limited experience we have acquired operating Proterra Transit may not prove to be applicable to Proterra Powered and Proterra Energy.
While Proterra Powered and Proterra Energy currently comprise a small amount of our revenues, and we expect them to account for a growing percentage of our revenue in the future, it is possible that certain assumptions underlying the launch of these businesses are subsequently determined to be inaccurate, such as assumptions regarding the growing adoption of electrification by commercial vehicle manufacturers and their customers in general; the attractiveness of our products and services to OEMs that would use our battery systems, electric drivetrains, high-voltage systems, vehicle controls, telemetry gateways, charging solutions, software and telematics platforms and related technologies in their electric transit buses or elsewhere; government and regulatory initiatives and directives impacting the adoption of electrification technologies for commercial vehicle applications; and the overall reliance by enterprises on commercial vehicles and the demand for medium- and heavy-duty trucks in the future.
Because many of the markets in which we compete are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for our products.
We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. Commercial vehicle battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, represent complex products and services. Because these automotive systems depend on technology from many companies, commercialization of commercial vehicle electrification products could be delayed or impaired due to unavailability of technology or integration challenges inherent in the use of multiple vendors in commercial vehicle production. Although we currently have contracts with several commercial customers, these companies may not be able to implement our technology immediately, or at all. Regulatory, safety or reliability requirements, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets in which we operate. If demand does not develop or if we cannot accurately forecast customer demand, the size of our markets, or our future financial results, our business, prospects, financial condition, and operating results could be adversely affected.
We face intense and increasing competition in the transit bus market and may not be able to compete successfully against current and future competitors, which could adversely affect our business, revenue growth, and market share.
The transit bus industry is relationship driven and dominated by incumbent companies that have served their respective markets longer than we have. In the transit bus industry, our main sources of competition are incumbent transit vehicle integrators that have served our market with legacy diesel, diesel-hybrid and compressed natural gas products for many years, such as NFI Group Inc., Gillig Corporation, and Nova Bus Company; BYD Company Ltd., a Chinese company that offers an array of vehicles and other products, including electric transit vehicles; and new entrants and companies in adjacent markets, including other vehicle manufacturers that have entered or are reported to have plans to enter the transit bus market.
In the transit bus industry, electric bus procurements still represent a minority of annual transit bus purchases. As the number of electric bus OEMs increases, we may not be able to maintain our leading market position in North America. We also may not be successful in competing against incumbent competitors that have longer histories of serving the transit bus market and established track records of service, or with much larger, well-funded companies that choose to invest in the electric transit bus market. As more established bus companies develop their electric vehicle or competing zero-emission solutions, their long history in the transit sector could prove to be a competitive advantage which may have a negative impact on our ability to compete with them. Moreover, our competitors that also manufacture diesel-hybrid and compressed natural gas vehicles may have an advantage with their existing and prospective customers that are interested in exploring diesel alternatives without committing to electric vehicles or to pursue a gradual electrification strategy with the same manufacturer. Additionally, these competitors have more experience with the procurement process of public transit authorities, including bid protests. Competitors, potential customers, or regulators may also make claims that our electric transit buses or competitive bid activity are not in compliance with laws, regulatory requirements, or industry standards, which may impact our ability to sell our electric transit buses and to compete successfully for current and future customers. For example, in 2017 and 2018 one of our competitors notified certain of our customers that our transit bus was overweight on the front axle and lobbied those customers to withdraw their business from us. While this competitor’s actions did not result in the termination of customer awards or contracts, similar actions by this or other competitors may have consequences for future business or effects that we have not anticipated on other future opportunities.
We face intense and increasing competition in the commercial vehicle electrification market and may not be able to compete successfully against current and future competitors, which could adversely affect our business, revenue growth, and market share.
The electric powertrain, electric commercial vehicle and charging solutions industries are highly competitive. We may not be successful in competing against companies in the battery systems, electric powertrain, charging solutions and related industries who may have more resources than we do or who are able to produce products and deliver services that are perceived by the market to be superior to ours. Global battery makers in particular may be able to leverage their superior scale and access to capital to sell their products more effectively to potential customers. We may also face competitive pressure from incumbent vehicle producers that decide to enter the battery system or electric powertrain business, or vertically integrate their supply chain, and that are able to leverage their superior resources and capital to produce products that perform or are priced competitively when compared to our own.
In the battery system and electric powertrain industry, our main sources of competition include large Chinese battery suppliers such as CATL; new companies that are focused on battery electric technology for the commercial vehicle market, such as Romeo Power and BorgWarner; incumbent tier one automotive suppliers that are developing electric powertrain alternatives to internal combustion engines, such as Cummins, Allison Transmission and Dana; and passenger and commercial vehicle manufacturers that are developing their own internal electric powertrain solutions for their vehicles including large automotive companies, such as Daimler, General Motors and Tesla. In the future, incumbents and new companies offering competing zero emission solutions such as fuel cell electric vehicles may also become significant competitors.
In the charging solutions industry, our main sources of competition are incumbent charging solutions providers that develop charging solutions for commercial vehicles such as Siemens, ABB, Heliox, ChargePoint and Rhombus; and software companies that offer charging management solutions and can partner with hardware providers to provide complete solutions to end customers.
These competitors may have greater financial, technical, manufacturing, marketing, sales, and other resources than we do, and may have more experience and ability to devote greater resources to designing, developing, testing, manufacturing, distributing, deploying, promoting, selling or supporting battery systems, electrification and charging solutions, fleet and energy management software, and related technologies. Similarly, our principal competitors that also design, test, manufacture and deploy battery systems, electrification and charging solutions, fleet and energy management systems and related technologies for passenger vehicles may have a competitive advantage, through their established distribution and service networks for legacy vehicle technology, brand recognition and market acceptance of their products and services, and perceived reliability or popularity, all of which could be attractive to prospective partners and manufacturers that are exploring commercial vehicle electrification alternatives. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements, or devote greater resources than we can to the development, promotion, distribution and sale of their products and services. Our competitors and potential competitors may also be able to develop products or services that are equal or superior to ours, achieve greater market acceptance of their products and services, and increase sales by utilizing different distribution channels than we do. Some of our competitors may aggressively discount their products and services in order to gain market share, which could result in pricing pressures, reduced profit margins, lost market share, or a failure to grow market share for us. As the market for commercial electric vehicles grows and battery systems, electrification and charging solutions, fleet and energy management software, and related technologies gain wider adoption, we expect that additional specialized providers of battery systems, electric powertrain technology, charging infrastructure, and related software solutions and related technologies will enter the markets that we address and that larger competitors could more effectively sell their offerings.
In addition, we developed our battery system and powertrain systems and related components to be compliant with “Buy America” regulations applicable to the transit business, which means that we may have higher costs to procure components, and design, test and manufacture such products in the United States than competitors that are not compliant with Buy America or similar regulations. Our competitors may be able to manufacture comparable or competitive products in more cost-effective jurisdictions and import them to the United States at prices lower than ours, which competition could cause us to lose market share or compel us to reduce prices for goods or services to remain competitive, which could result in reduced sales and revenue in industry segments that are not subject to Buy America or similar regulation. The production of battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies in China, where production costs are lower and where the development of such technologies could be subsidized by the state, could negatively impact our competitive profile by presenting our customers and partners a more cost-effective alternative to our products and services, which could result in reduced sales and revenue and loss of market share or compel us to reduce prices for goods or services to remain competitive.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future suppliers or business partners. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. These developments could limit our ability to generate revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, prospects, financial condition, and operating results would be adversely affected.
We have been and may continue to be impacted by macroeconomic conditions resulting from the global COVID-19 pandemic.
The COVID-19 pandemic has impacted worldwide economic activity since the first quarter of 2020. Government regulations and shifting social behaviors have limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. In some cases, the relaxation of such trends has been followed by actual or contemplated returns to stringent restrictions on gatherings or commerce, including in parts of the United States. At this time, it is difficult to predict the extent of the impact of the COVID-19 pandemic, and whether more stringent restrictions on commerce or non-essential interaction will be imposed, including as a result of new strains or variants of the virus.
We temporarily suspended operations at each of our manufacturing facilities in the United States for short periods of time during 2020, and have in several periods operated at reduced capacity in our battery and bus manufacturing plants because of a shortage of available workers, quarantine restrictions and social-distancing requirements. Some of our suppliers and partners also experienced disruption, including, for example, a Michigan-based supplier of battery system components, which resulted in the delayed launch of our battery production line in City of Industry, California because of delays in receiving necessary manufacturing equipment. We have experienced delays in parts deliveries from some of our overseas suppliers related to congestion at the port of Los Angeles. We have been affected by the resin shortage, which has resulted in component shortages. These delays have not caused any plant shutdowns, but have caused delays in production and incremental shipping costs for air freight. Reduced operations or closures at the Bus Testing Center at Altoona, and delayed product inspections by customers, also resulted in delayed delivery and acceptances of electric transit buses. Macroeconomic conditions and changes to levels of consumer outlook and spend in the future may further adversely impact the energy product and automotive industries generally. For example, many of our customers, especially those in public transit, have postponed deliveries of our electric transit buses, and other potential customers have delayed requests for product proposals for new electric bus procurements or postponed changing infrastructure projects. If there is lower demand for public transportation in the future and a corresponding decrease in electric transit bus purchases and school bus purchases, our revenue and results of operations could be adversely affected. In addition, the COVID-19 pandemic delayed interest in commercial vehicle electrification for some school bus customers as school districts have reduced spending on capital investments and scaled back their operations generally.
We cannot predict the duration or direction of current domestic or global trends, the sustained impact of which is largely unknown, rapidly evolving, and varied across geographic regions, including within the United States. We continue to monitor macroeconomic conditions and we may not accurately project demand and infrastructure requirements and deploy our production, workforce, and other resources effectively in response. In the event of more stringent restrictions on commerce or non-essential interactions, our operations could be further suspended, perhaps indefinitely. If current market conditions continue or worsen, if we cannot or do not maintain operations appropriately scaled to such conditions, or are later required to or choose to suspend such operations again, our business, prospects, financial condition, and operating results may be harmed. Sustaining our production trajectory will also require the readiness and solvency of our suppliers and vendors, a stable and healthy production workforce, and ongoing government cooperation, including for travel allowances, each of which could be negatively affected by the duration and long-term effects of the COVID-19 pandemic.
Our suppliers may fail to deliver components according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these components effectively.
Some of our products contain thousands of parts that we purchase from hundreds of mostly single-source direct suppliers, generally without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products, and delays in providing replacement parts to our customers. We have experienced component shortages and delays. For example, we experienced component shortages and delays during the COVID-19 pandemic. We have also experienced delays in sourcing replacement parts for some of our oldest transit buses in customer fleets, which has led to customer dissatisfaction and buses being out of service for lengthy periods while awaiting parts.
Moreover, significant increases in our production, or product design changes made by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be able to sustainably meet our timelines or our cost, quality and volume needs, or may increase prices to do so, requiring us to replace them with other sources. Our supply for battery cells and other raw materials is critical in allowing us to scale our operations and meet our growth targets, such that any supply delay or vulnerability in the battery cell supply chain could alter our growth plans. Further, we have limited manufacturing experience and we may experience issues increasing the level of localized procurement at our current or future facilities. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for many of our components, there is no assurance that we will be able to do so quickly or at all, particularly with highly customized components. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts, and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.
As the scale of our production increases, we will also need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities across the United States. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation and write-off costs, which may harm our business and operating results.
Our transit business is significantly dependent on government funding for public transit, and the unavailability, reduction, or elimination of government economic incentives would have an adverse effect on our business, prospects, financial condition, and operating results.
Our principal transit customers are transit authorities that depend on government funding and programs authorized for public transportation under Title 49, Chapter 53 of the U.S. Code, and administered by the FTA, including Urbanized Area Formula Grants, Formula Grants for Rural Areas, the Capital Investment Program, and the Bus and Bus Facilities Program. The Fixing America’s Surface Transportation Act, or FAST Act, enacted in December 2015, allocated over $305 billion for highway, transit, and vehicle safety programs for a five-year period that ended on December 31, 2020. Among other programs, the FAST Act reinstated a competitive Bus and Bus Facilities Infrastructure Investment Program, which grew from $268 million in 2016 to $344 million in 2020, resulting in an 89% increase over the 2015 funding levels for buses and bus facilities. The FAST Act also funds the Low or No Emission Vehicle Program at $55 million annually, and additional discretionary funds have been added to the Low or No Emission Vehicle Program in recent years. To date, a substantial majority of our customers have received funding through these FAST Act programs in order to purchase new electric transit buses. For example, in 2018, nearly 70% of transit agencies that ordered buses from us were recipients of grants through the Low or No Emission Vehicle Program. The Low or No Emission Vehicle Program has enabled public transit agencies to purchase electric transit buses when the upfront cost of the electric bus was significantly higher than legacy diesel buses and the technology was new to customers. A continuing resolution in October 2020 extended the FAST Act for one year at its current funding levels.
In addition to funding under the FAST Act, certain states and cities offer vouchers for the purchase of electric buses, such as California’s Hybrid & Zero Emission Truck & Voucher Incentive Project, the New York Truck Voucher Incentive Program, and the Maryland Freedom Voucher Program. These vouchers provide point-of-sale discounts to vehicle purchasers. Additionally, there are other state programs that help fund electric bus purchases, including California’s Transit and Intercity Rail Capital Program, which has been allocated 10% of California’s Cap-and-Trade funds annually. The California Low Carbon Fuel Standard, or LCFS, also enables transit agencies using electricity as a source of fuel to opt into the LCFS program and earn credits that can be monetized. While the value of these credits fluctuates, the credits may help to offset up to half of the fuel costs for our transit customers.
There can be no assurance that the FAST Act will be reauthorized following expiration of the one year extension on September 30, 2021, that other government funding programs will continue to be available at the current levels or at all in the future, or that new government funding programs will be adopted, including with respect to products and services that are currently or will in the future be offered by Proterra Powered and Proterra Energy. Uncertainty or delay in extending, renewing, or adopting these incentives beyond their current or future expiration dates could negatively impact our business because sales cycles for public and other transit customers are long and customers may be unwilling to adopt electric technology if supportive funding is not assured. For example, transit authorities have reduced order sizes in the past because of a decrease in available funding.
Available government funding and economic incentives are subject to change for a variety of reasons that are beyond our control, including budget and the policy initiatives and priorities of current and future administrations at the federal and state level. In addition, future government shutdowns may impact the availability and administration of government funding, which could adversely impact future bus orders and result in payment delays for existing orders. For example, we experienced payment delays from customers during the U.S. federal government shutdown in January 2019 related to the FTA’s inability to administer grant funding during the shutdown. If government support for adoption of electric vehicles and clean energy initiatives wanes, as it did during the Trump Administration, this could adversely affect the growth of the North American public transit electric bus market and the commercial electric vehicle market generally, and could have an adverse effect on our business, prospects, financial condition, and operating results.

Our future growth prospects depend upon the interest of commercial vehicle manufacturers to adopt our products and services that are designed to facilitate the electrification of commercial vehicles.
Our growth is highly dependent upon the adoption of our battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses by commercial vehicle manufacturers and OEMs, and their willingness to partner with us on the design, development, testing, manufacturing, distribution, deployment, promotion, sale, and support of our products. The market for commercial electric vehicles and electrification technologies is relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new product and vehicle announcements, and changing demands and behaviors of customers and potential partners. As a result, we spend resources educating our potential customers and partners on the benefits of adopting electric vehicle technology and engaging in lobbying efforts to promote clean energy initiatives.
Other factors that may influence the adoption of our commercial vehicle electrification technologies by manufacturers and OEMs include:
•perceptions about commercial electric vehicle performance, total cost of ownership, design, quality, cost and reliability that may be attributed to the use of advanced technology (in particular with respect to lithium-ion battery packs), especially if adverse events or accidents occur that are linked to the quality or safety of commercial electric vehicles;
•the amount and availability of federal, state, or other government funding and, in particular, the availability of economic incentives promoting fuel efficiency and alternate forms of energy, such as the Low or No Emission Vehicle Program and the Advanced Technology Vehicle Manufacturing Loan Program;
•the range over which commercial electric vehicles may be driven on a single battery charge and the time it takes to recharge the batteries of these vehicles;
•the cost and feasibility of installing new charging infrastructure;
•concerns about electric grid capacity and reliability, the cost of electricity, and reliance of utilities on fossil fuels for electricity generation, which could derail our past and present efforts to promote commercial electric vehicles as a practical substitution for vehicles that require fossil fuels;
•the availability of alternative fuel vehicles, including diesel-hybrid and compressed natural gas vehicles, and battery electric fuel cell vehicles;
•improvements in the fuel economy of the internal combustion engine;
•perceptions about the impact of electric vehicles on the environment and the health and welfare of communities;
•perceptions about the use of electric batteries, sourcing of battery components, recyclability, and safe disposal of batteries;
•the availability of service for commercial electric vehicles;
•the environmental consciousness of corporations and public agencies;
•volatility in the cost of diesel fuel and oil;
•government regulations;
•social and political support for clean energy initiatives and commercial electric vehicles;
•perceptions about and the actual cost of alternative fuel vehicles; and
•macroeconomic factors.

Moreover, the willingness of commercial vehicle manufacturers and OEMs to embrace our battery systems, electrification and charging solutions, fleet and energy management software, and related technologies depends, in part, on the real or perceived reliability of these products and services, and their ability to provide complete electrification solutions to potential customers. Any lapse in quality, reliability or performance of any of these products or services could harm the perception of our other products and negatively impact the adoption of our products or services.
Any of the factors described above may cause current or potential customers not to purchase or adopt our products or services. If the market for commercial electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition, and operating results could be adversely affected.
The growth of our transit business is dependent upon the willingness of corporate and other public transportation providers to adopt and fund the purchase of electric vehicles for mass transit.
The growth of our transit business is highly dependent upon the adoption of electric transit buses for mass transit by corporate and public transportation providers. The market for electric transit buses is relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, and changing demands and behaviors of riders. As a result, we spend resources educating our potential customers on the benefits of adopting electric vehicle technology and engaging in lobbying efforts to promote clean energy initiatives.
The same factors described above that may influence the adoption of our commercial vehicle electrification technologies by manufacturers and OEMs, also may influence the adoption of electric transit buses by corporate and public transportation providers. Moreover, the willingness of corporate and public transportation providers to embrace electric transit buses depends, in part, on the willingness of users of public transportation to continue to use buses instead of alternative modes of transportation, including private car, rail, and ridesharing services including Uber, Lyft, and electric bikes and scooter services, on-demand shuttles and, in the future, autonomous vehicles. Bus ridership has been severely impacted by the COVID-19 pandemic and has been declining in large transportation markets, which may lead to fewer investments in electric transit buses in the long term.
Any of these factors may cause current or potential corporate and other public transit customers not to purchase our electric transit buses or use our services. If the market for electric vehicles for mass transit does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition, and operating results could be adversely affected.
Our dependence on a limited number of suppliers introduces significant risk that could have adverse effects on our financial condition and operating results.
We are a relatively low-volume producer of battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses, and related technologies, and do not have significant purchasing power with suppliers in the electric vehicle market for many components of our products, including batteries, drivetrains, high-voltage systems and electric transit buses. As a result, suppliers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. To build and maintain our business and obtain favorable contract terms, we must maintain our suppliers’ and other vendors’ confidence in our stability, liquidity, and business prospects. Maintaining such confidence may be complicated by certain factors, such as our limited operating history, suppliers’ unfamiliarity with our products, competition, and uncertainty regarding the future of commercial vehicle electrification. Some of these factors are outside of our control and any negative perception about our business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to contract with suppliers on favorable terms. In addition, some of our suppliers may have more established relationships with our competitors, and as a result of those relationships, some suppliers may choose to limit or terminate their relationship with us.
In addition, with respect to our battery manufacturing business that supports Proterra Transit and Proterra Powered, our battery production volumes are relatively small and we are currently sole sourcing key components from select suppliers, such as LG Chem for the lithium-ion cells that we use to manufacture our battery packs and other sole source suppliers for key elements of the battery pack. Disruptions in production may result if we had to replace any of these sole source suppliers on short notice.

With respect to our transit business, we have few long-term agreements with suppliers and typically purchase supplies on an order-by-order basis depending on the material requirements to build customers’ buses. In many cases, we rely on a small group of suppliers, many of which are single-source suppliers, to provide us with components for our products, such as our bus body and our drivetrains. Moreover, transit bus customers have specified a certain supplier for components, such as its preferred seating or heating, ventilation, and air conditioning units, and we are then beholden to that specified supplier’s terms and delivery schedule. While we obtain components from multiple sources when that is a viable alternative, certain components used in our electric transit buses, such as bus bodies, must be custom made for us. For example, TPI Composites, Inc. is the current sole source supplier for our bus body.
If these suppliers become unwilling or unable to provide components, there may be few alternatives for supply of specific components, which may not be available to us on acceptable terms or favorable prices, or that meet our published specifications. We may also experience delays while we qualify new suppliers and validate their components. In addition, replacing our sole source suppliers may require us to reengineer our products, which could be time consuming and costly.
Our reliance on a small group of sole-source suppliers as well as certain suppliers specifically chosen by customers creates multiple potential sources of delivery failure or component shortages for the production of our products. As a result, we may be required to renegotiate our existing agreements with our suppliers, potentially with less favorable terms, and incur additional costs associated with the production. In the past, we have experienced delays related to supply shortages and untimely or unsatisfactory delivery of components that have stalled production with respect to our electric transit buses. Moreover, although we continue to expend significant time and resources vetting and managing suppliers and sourcing alternatives, we may experience future interruptions in our supply chain. Failure by our suppliers to provide components for our electric transit buses, battery systems or other products could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion, which could harm our relationships with our customers and result in contract fines, negative publicity, damage to our reputation, and adverse effects on our business, prospects, financial condition, and operating results.
If we fail to make the right investment decisions in our technologies and services, we may be at a competitive disadvantage.
Electrification of commercial vehicles is a relatively new field. We have invested significant resources into our technologies, including our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies. For example, we invested in a single-blade overhead charging system that we have deployed and must continue to support for transit customers, even though the industry has moved to other solutions such as overhead pantograph or plug-in charging which also have required, and may continue to require, new investments on our part. If we select and invest in technology standards that are not widely adopted or invest in technologies that are not widely adopted by large customers who influence the industry in the future, we may not recover our investments in these technologies and may be at a competitive disadvantage, and our business, prospects, financial condition, and operating results could be adversely affected.
We have a long sales, production, and technology development cycle for new public transit customers, which may create fluctuations in whether and when revenue is recognized, and may have an adverse effect on our business.
The vast majority of our current and historical sales are to transit agencies that do not procure electric transit buses every year. The complexity, expense, and nature of government procurement processes result in a lengthy customer acquisition and sales process. It can take us years to attract, obtain an award from, contract with, and recognize revenue from the sale of a vehicle to a new customer, if we are successful at all. Before awarding an order for electric transit buses, transit agencies generally conduct a comprehensive and competitive proposal process based on a variety of criteria, including technical requirements, reliability, reputation, and price. Even if we are awarded an order, the actual realization and timing of revenue is subject to various contingencies, many of which are beyond our control, including the customer’s interpretation of technical or performance requirements for acceptance, timing and conditions of customer acceptance, and the customer’s reduction, modification, or termination of an order. A customer is not obligated to purchase the electric transit buses and may cancel or modify an award prior to entering into a contract with us. We have in the past, and may in the future, experience customer cancellations or modifications of awards. A customer can cancel or modify an award for a variety of reasons, including as a result of improvements in our technology or the technology of our competitors between the dates of award and signed contract, or as the result of a successful bid protest.

Our sales and production cycle for a transit customer can be a long and time-consuming process. The initial sales process from first engagement to award typically ranges from 6 to 18 months. The award of a proposal is typically followed by a pre-production process where the design and specifications of the customized buses are mutually agreed and we negotiate a final contract and purchase order with our customer. Procurement of parts and production typically follow this final agreement between us and the customer. Once a bus is fully manufactured, the customer performs a final inspection and determines whether to accept delivery of the bus, at which time we recognize revenue on the sale. The length of time between a customer award and vehicle acceptance typically varies between 12 and 24 months, depending on product availability, production capacity, and the pre-delivery and post-delivery inspection process by the customer which often results in additional changes to the transit bus after manufacturing completion, re-works, further product validation and acceptance periods, and additional costs to us that we may not be able to recover. Consequently, we may invest significant resources and incur substantial expenses before a customer accepts a bus order and these expenses may not be recovered at all if a customer does not accept the completed bus, the bus requires costly modifications, or we extend additional warranties. For instance, we create a bill of materials and obtain the appropriate parts for each customized bus for a customer, which can result in excessive inventory risk if a customer changes or cancels the order. In addition, we may devote significant management effort to develop potential relationships that do not result in bus orders, acceptance of the bus as delivered, and the corresponding recognition of revenue, and the diversion of that effort may prevent us from pursuing other opportunities. As a result, our long sales and development cycle may subject us to significant risks that could have an adverse effect our business, prospects, financial condition, and operating results.
If we are unable to attract new customers and expand sales to existing customers, our revenue growth could be slower than we expect and our business would be adversely affected.
Our ability to achieve significant future revenue will depend in large part upon our ability both to attract new customers and to expand our sales to existing customers, including sales of Proterra Powered and Proterra Energy products and services to current and future customers, including Proterra Transit customers. If we fail to attract new customers or fail to maintain and expand our customer relationships, our business would be adversely affected. For example, if our existing transit customers do not expand their orders, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, we have a small direct sales force for each part of our business. We plan to continue expanding our sales efforts, but we cannot be assured that our efforts will result in sales to new customers, or increased sales to existing customers, with respect to our Proterra Powered, Proterra Transit or Proterra Energy offerings. Further, given the small size of our sales team, losing a member of our team may adversely affect our sales efforts with existing or potential new customers. If our efforts to expand sales to our existing customers are not successful, our existing customers do not continue to purchase additional products and services, or we are unable to attract new customers, our business, prospects, financial condition, and operating results would be adversely affected.
We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain positive gross margin or profitability in the future.
We incurred net losses of $91.6 million in 2018, $101.6 million in 2019, $127.0 million in 2020, and $241.2 million in the six months ended June 30, 2021, and we expect to incur net losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $849.4 million. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain, including advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent periods, our operating expenses have also increased significantly. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, or we are unable to increase gross margin, whether through reducing the cost of production or increasing sales, we would not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, that we will be able to sustain profitability.
Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Our revenue recognition with respect to electric transit buses and charging systems depends on the timing of customer acceptance. Large order sizes may result in a significant number of electric transit buses or charging systems being accepted or rejected at one time, which could disproportionately impact revenue recognition in a given quarter. Revenue for battery systems and electrification and charging solutions is less dependent on customer acceptance but can be unpredictable based on our customers’ ability to cancel within lead times. Additionally, we have a limited operating history, which makes it difficult to forecast our future results and subjects us to several risks and uncertainties, including our ability to plan for and anticipate future growth. As a result, our past quarterly operating results may not be reliable indicators of future performance, particularly in our rapidly evolving market.
Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•our ability to maintain and grow our customer base and to sell additional products to our existing customers;
•our ability to build a reputation as a manufacturer of quality battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses and to build trust and long-term relationships with customers;
•the effects of the ongoing COVID-19 pandemic, particularly with respect to funding for state and federal transit programs and reduced operating revenue from reduced passenger levels, and the effect on our suppliers;
•the amount of funding appropriated annually for state and federal transit programs and the amount and timing of government funding programs for electric vehicles;
•our ability to deliver our products as planned to meet our revenue goals and avoid liquidated damages within certain contracts, which may depend on factors such as supply shortages of components and component quality issues, customer configuration, manufacturing, or shipping delays, our ability to manage logistics, and to accurately forecast inventory and labor requirements;
•the mix of order size for transit bus orders, and variations in profit margins for each contract, which may affect our overall gross margin in any particular period;
•fluctuations in the cost of raw materials, including as a result of tariffs and other trade restrictions;
•cancellations or modifications of awards or orders by our customers;
•our ability to design and produce safe, reliable, and quality products on an ongoing basis;
•levels of warranty claims or estimated costs of warranty claims and vehicle or equipment recalls;
•our ability to distinguish ourselves from competitors in our industry by developing and offering competitive products, effectively partner with manufacturers in adjacent markets and respond to competitive developments, including the introduction of new battery systems, electrification and charging solutions, fleet and energy management software or electric transit buses and pricing changes by our competitors;
•our ability to promote the adoption of electric vehicles over other fuel solutions such as diesel-hybrid, hybrid, or compressed natural gas vehicles or battery electric fuel cell vehicles;
•the success and timing of our strategic relationships to enter adjacent markets;
•pricing pressure as a result of competition or otherwise;
•our ability to implement cost reduction measures;
•buying patterns of customers, and the procurement schedules of our current and prospective customers in the public transit market, school bus market, and other commercial vehicle markets;

•current and evolving industry standards and government regulations that impact our business at the federal, state, and local level, particularly in the areas of product safety and rules of origin such as Buy America, Buy American, and provincial Canadian Content regulations, and competitive bidding regulations at the federal, state and local level for electric transit buses;
•the timing of testing by, and the ability of our buses to pass, the FTA’s federal bus testing program;
•delays or disruptions in our supply, manufacturing, or distribution chain, including insolvency, credit, or other difficulties confronting our key suppliers;
•our ability to effectively manage the length and complexity of our sales cycles;
•the mix of financing alternatives that we offer and our customers choose to utilize;
•our ability to continuously improve our product without obsoleting inventory or production tooling;
•litigation, adverse judgments, settlements, or other litigation-related costs;
•timing of stock-based compensation expense; and
•general economic and political conditions and government regulations in the United States and Canada and the countries where we may expand in the future.
The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, then the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Failure to execute cost-reduction measures successfully could adversely affect our profitability.
While we have experienced, and expect in the future to realize, cost reductions both in the products and services that we procure from our suppliers and in our own cost base, we may not be able to achieve sufficient cost savings to reach our profitability goals. While we have implemented, and intend to continue to implement, cost-reduction strategies in order to meet these goals, if we do not achieve expected savings or if operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. We may also incur substantial costs or cost overruns in utilizing and increasing our production capability, particularly if we build new battery production lines, and if we vertically integrate subsystem production into our manufacturing facilities. In addition, if we do not manage cost-reduction efforts properly, such efforts may affect the quality of our products and our ability to generate future revenue. Moreover, significant portions of our operating expenses are fixed costs that will neither increase nor decrease proportionately with revenue. In addition, we incur significant costs related to procuring the materials required to manufacture our battery systems, electrification and charging solutions, fleet and energy management systems and electric transit buses, as well as assembling electric transit buses and systems, and compensating our personnel. If we are not able to implement further cost-reduction efforts or reduce our fixed costs sufficiently in response to a decline in revenue, our business, prospects, financial condition, and operating results may be adversely affected.
We could incur material losses and costs from product warranty claims, recalls, or remediation of electric transit buses for real or perceived deficiencies or from customer satisfaction campaigns.
We provide warranties on our Proterra Transit, Proterra Powered and Proterra Energy hardware products and process warranty claims in the ordinary course of our business. Warranty estimates are inherently uncertain and changes to our historical or projected experience, especially with respect to new battery systems, electrification and charging solutions, fleet and energy management systems or other vehicle technologies, may cause material changes to our warranty reserves in the future. If our warranty reserves are inadequate to cover future warranty claims on our products, our business, prospects, financial condition, and operating results could be adversely affected. In addition, we may also choose to upgrade parts or systems across an entire vehicle fleet or electric drivetrain product line for our own service or customer satisfaction needs, which may result in unforeseen costs.

We provide a limited warranty to customers on battery systems, electric transit buses and charging systems. The limited warranty ranges from one to twelve years depending on the components. Specifically, under the fleet defect provisions included in some transit bus purchase contracts, we are required to establish proactive programs to prevent the re-occurrence of defects in electric transit buses delivered under the contract if the same defect occurs in more than a specified percentage of the fleet within the base warranty period following delivery of the electric transit bus. We calculate an estimate of these costs into each of our contracts based on our historical experience and technical expectations. Warranty reserves include management’s best estimate of the projected costs to repair or to replace items under warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency, and costs of future claims.
Because of the short operating history of our current product line, we have had limited data upon which to base our warranty expense estimates. Also, although we may offer customers lengthy warranties, our ability to recover warranty claims from underlying suppliers may be limited to a shorter period by contract. We are currently aware of warranty claims on certain transit bus structures and components which may result in material warranty costs. For example, we have received warranty claims related to cracked wheel wells and rear door framing in our buses and failures with third-party charging systems installed by us that did not meet customer specifications.
We are potentially subject to recalls of our products to cure real or perceived manufacturing defects or if we fail to comply with applicable U.S. Federal Motor Vehicle Safety Standards, or FMVSS. We have filed voluntary recalls with the United States National Highway Transportation Safety Administration. We are potentially subject to recalls made by the suppliers of components or parts that we purchase and incorporate into our electric transit buses. In October 2018, for example, we initiated a recall on certain of our electric transit buses because of a defect in a brake caliper after an equipment recall by our axle supplier, even though none of our customers had experienced a problem with the part. We may also need to bring battery systems back to our facilities for warranty work and deploy staff to assist customers with battery system issues, and we may need to transport buses back to one of our facilities or retrofit transit buses in the field to address a warranty claim, a recall campaign, or to otherwise satisfy customer concerns, which may require significant staff to be deployed to customer locations.
Even if a defect or perceived defect is not subject to a warranty claim or a current recall process, we may still incur costs of a customer satisfaction campaign when we choose to upgrade our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies without cost to the customer. For example, we are currently aware that the amount of weight on the front axle of certain of our buses in operation may exceed the manufacturer’s gross axle weight rating. To address this issue with our customers, in 2019 we launched a customer satisfaction campaign to upgrade our electric transit buses’ front axle, which will result in increased labor and parts costs, for which we have accrued a reserve. We are also aware of cracks in the gel coat finish on some of our composite bus bodies which has required and is expected to require customer service support at our cost.
A product warranty claim, product recall, or product remediation, as a result of real or perceived defects, caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could have an adverse effect on our business, prospects, financial condition, and operating results. In addition, adverse publicity or industry rumors and speculation that may result from a customer or customers taking our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies out of service pending a repair or remedy, product warranty claims, or product recalls, could slow market acceptance of our products and have an adverse effect on our reputation, brand image, and our ability to successfully market and sell our products.
Increases in costs, disruption of supply, or shortage of materials, particularly lithium-ion cells, could harm our business.
We may experience increases in the cost or a sustained interruption in the supply or shortage of materials necessary for the production, maintenance and service of our battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Any such increase in cost, supply interruption, or materials shortage could adversely impact our business, prospects, financial condition, and operating results. Our suppliers use various materials, including aluminum, carbon fiber, lithium, cobalt, nickel, copper and neodymium. The prices and supply of these materials may fluctuate, depending on market conditions and global demand for these materials, including increased production of electric transit buses and other energy storage applications by our competitors and companies in adjacent markets such as passenger cars and stationary storage.
Moreover, we are subject to risks and uncertainties associated with changing economic, political, and other conditions in foreign countries where our suppliers are located, such as disruptions due to the COVID-19 pandemic, increased import duties, tariffs, and trade restrictions. Unavailability or delay of imports from our foreign suppliers would likely cause interruptions in our supply chain.
Our business is dependent on reliable availability of lithium-ion cells for our battery packs. While we believe other sources of lithium-ion cells will be available for our battery packs, to date, we have only used one supplier for lithium-ion cells for the battery packs used in commercial applications for our Proterra Transit and Proterra Powered customers. Any disruption in the supply of battery cells could disrupt production of our battery systems and electric transit buses we produce until we are able to find a different supplier that can meet our specifications. Such disruption could have an adverse effect on our business, prospects, financial condition, and operating results.
Substantial increases in the prices for our materials or prices charged to us, particularly those charged by lithium-ion cell suppliers or charger hardware providers, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased sale prices on our battery system, vehicle or charging systems. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause us to experience significant increases in freight charges and material costs. Additionally, because the negotiated price of an existing battery system, vehicle or charging system is established at the outset, we, rather than our customers, bear the economic risk of increases in the cost of materials. Moreover, any attempts to increase battery system, vehicle or charging system prices in response to increased material costs could increase the difficulty of selling our electric transit buses at attractive prices to new and existing customers and lead to cancellations of customer orders. If we are unable to effectively manage our supply chain and respond to disruptions to our supply chain in a cost-efficient manner, we may fail to achieve the financial results we expect or that financial analysts and investors expect, and our business, prospects, financial condition, and operating results may be adversely affected.
If we are unable to scale production and deliver battery systems and buses on time, our business could be adversely affected.
Our business plan calls for significant increases in both vehicle and battery system production in a short amount of time to meet expected delivery dates to customers. Our ability to achieve our production plans will depend upon many factors, including adding additional battery lines, auxiliary vehicle production lines and production shifts, recruiting and training new staff while maintaining our desired quality levels, and improving our vehicle configuration process, supply chain management, and our suppliers’ ability to support our needs. Moreover, because many of our orders are with respect to products that will be delivered only after 2021, whether we are the battery system supplier or, in the case of electric transit buses, the vehicle OEM, there can be no assurance that we will be able to accurately forecast our supply chain demands or scale our manufacturing accordingly to meet the delivery deadlines for these orders. In addition, we have adopted, and may adopt in the future, new factory and supply chain management technologies and manufacturing and quality control processes, which we must successfully introduce and scale for production across our factories. We have introduced new battery system configurations for our customers that are all produced on the same battery production line, and we are new to modifying our production processes to complete different configurations. These new systems include our recently introduced modularized battery systems to be built in a new factory in Southern California. Moreover, our electric transit buses are customized for our customers and certain battery systems require custom integration with our customer electric transit buses, which means that each new electric transit bus order brings its own set of challenges to vehicle configuration and supply chain. For example, each new electric transit bus configuration may introduce a multitude of parts that we have not used in previous electric transit bus builds, which in turn requires obtaining parts from new suppliers that engineering must validate and incorporate into our vehicle configuration. In the past, we have experienced changes in work instructions for electric transit buses that have not been timely communicated between factories, resulting in recalls of delivered product. We have limited experience developing, manufacturing, selling, servicing, and allocating our available resources among multiple products and multiple factories simultaneously. If we fail to effectively manage the complexity of our production process, our business, prospects, financial condition, and operating results could be adversely affected.
Our inability to deliver electric transit buses that meet customer specifications in a timely manner could significantly delay recognition of revenue and receipt of payment, because we do not recognize revenue and are not paid for electric transit buses until they are delivered to and accepted by the customer. Moreover, some of our contracts with transit agencies include liquidated damages clauses that apply monetary penalties on a per vehicle per day basis if electric transit buses are not delivered to the customer by the date specified in the contract. Per day penalties can be significant depending on the contract. We have delivered battery systems, charging systems and electric transit buses late in the past, and have incurred substantial penalties with respect to certain of these late deliveries, which have reduced our revenue and margin. Although we actively manage our production schedule and our customers’ expectations, we may still fail to meet delivery deadlines and may incur penalties as a result. If we are unable to realize our production plans and deliver our battery systems and buses on time, our reputation, business, prospects, financial condition, and operating results could be adversely affected.
Our business could be adversely affected if utilities and state utility commissions do not, or are slow to, support transportation electrification efforts.
Fleet-wide adoption of electric vehicles will benefit from favorable electricity rate structures for transit authorities and other large fleet operators and investment in make-ready infrastructure for electric vehicle charging at scale by utilities. For example, pursuant to California Senate Bill 350: Clean Energy and Pollution Reduction Act, the California investor-owned utilities have submitted Integrated Resource Plans that detailed how each utility will meet its customers’ resource needs and reduce greenhouse gas emissions, including support for transportation electrification. The California Public Utilities Commission approved the plans in May 2018, including Pacific Gas and Electric Company’s proposed investment in infrastructure and rebates and Southern California Edison Corporation’s proposed time-of-use rates for charging electric transit buses. In September 2018, the Public Service Enterprise Group in New Jersey outlined a number of initiatives, including providing funding for charging system installations, deploying make-ready electric infrastructure and making grants for electric school buses. The New Jersey Board of Public Utilities will now evaluate the filing. In addition, utility commissions in several states are also evaluating the needs and benefits of transportation electrification, including the transit bus sector.
Our customers expect to pay lower electricity costs and generally look to the utilities to invest in infrastructure upgrades that will support commercial vehicle electrification plans. Therefore, efforts on the part of utility companies and state utility commissions to develop an appropriate rate designed to ensure that electricity as a fuel is competitive with fossil fuels will improve the total cost of ownership benefits for our transit customers and vehicle fleet owners, and enhance the attractiveness of our other products and offerings. Similarly, investments that utilities make to upgrade the infrastructure necessary to support additional load on the electrical grid will save our customers from potentially having to make their own investments. However, if utilities and utility commissions do not make the necessary investments to support commercial vehicle electrification and develop the appropriate, cost-competitive electricity rates, or delay such efforts, the market for battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses, and related technologies may not develop as we expect or may develop more slowly than we expect, and our business, prospects, financial condition, and operating results could be adversely affected.
Our annual revenue has in the past depended, and will likely continue to depend, on a small number of customers that fluctuate from year to year, and failure to add new customers or expand sales to our existing customers could have an adverse effect on our operating results for a particular period.
Because the majority of our historical and current customers are public transit authorities who do not procure new vehicle fleets every year, the composition of customers that account for a significant portion of our revenue is likely to vary from year to year based on which customers have accepted delivery of large fleet orders with us during the applicable period. For example, in 2018, Southeastern Pennsylvania Transportation Authority, Regional Transportation Commission of Washoe County and District Department of Transportation accounted for 15%, 12%, and 12%, respectively, of our total revenue. Moreover, because public transit authorities tend to procure new vehicles in large batch orders, our revenue in any given quarter may be highly dependent on a single customer. For example, in the second quarter of 2020, approximately 50% of the electric transit buses we delivered were delivered to a single customer, the Port Authority of New York and New Jersey and in the fourth quarter of 2020, approximately 40% of the buses we delivered were delivered to a single customer, the City of Edmonton. Because we generally do not recognize revenue until a customer accepts delivery of our buses, the timing of the acceptance of large orders may impact our revenue recognition and create fluctuations in our revenue and other operating results. While we expect our reliance on any one customer with a large fleet order to decrease over time, we believe that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue in any given period for the foreseeable future because we have only recently begun to deliver our buses and other products at a larger scale and we have a lengthy sales cycle and on-ramp for new customers. Our failure to diversify our customer base by adding new customers or expanding sales to our existing transit customers and our failure to add new customers and expand sales to existing customers in our Proterra Powered and Proterra Energy businesses outside of the transit industry could therefore have an adverse effect on our operating results for a particular period.
We have experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 768 full-time employees as of June 30, 2021. We plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments. If we do not manage our growth effectively or adapt to meet these evolving challenges, the quality of our products and services, brand, and reputation may suffer, which could, in turn, have an adverse effect on our business, prospects, financial condition, and operating results.
Our industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies and powertrains or improvements in the internal combustion engine may adversely affect the demand for our electric transit buses.
The electric vehicle industry, and the electric commercial vehicle industry in particular, is relatively new and has experienced substantial change in the last several years. As more companies invest in electric vehicle and autonomous vehicle technology and alternative modes of transportation, we may be unable to keep up with technology advancements and, as a result, our competitiveness may suffer. As technologies change, we plan to spend significant resources in ongoing research and development, and to upgrade or adapt our products and services, and introduce new products and services in order to continue to provide battery systems, electrification and charging solutions, fleet and energy management software electric transit buses, and related technologies with the latest technology, in particular battery technology. Our research and development efforts may not be sufficient or could involve substantial costs and delays and lower our return on investment for our technologies. For example, we recently entered a new contract for supply of charging systems, replacing the solution that we invested substantial resources in developing in 2018. Additionally, due to the impacts of COVID-19 in 2020 and 2021, we have experienced delays in battery development and testing which could delay certain customer deliveries in the second half of 2021. Delays or missed opportunities to adopt new technologies could adversely affect our business, prospects, financial condition, and operating results.
In addition, we may not be able to compete effectively with other alternative fuel vehicles and integrate the latest technology, which may include autonomous vehicle technology, into our battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Even if we are able to keep pace with changes in technology and develop new products and services, we are subject to the risk that our prior models, products, services and designs will become obsolete more quickly than expected, resulting in unused inventory and potentially reducing our return on investment, or become increasingly difficult to service or provide replacement parts at competitive prices. For example, we incurred $4.2 million, $4.9 million and $3.0 million in inventory write-offs in 2018, 2019 and 2020, respectively, as the result of unused raw materials or adopting new technologies. Additionally, given the long sales cycle of each of our products and services, customers may delay purchases and modify or cancel existing orders in anticipation of the release of new models and technology. Moreover, developments in alternative technologies, such as advanced diesel, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may adversely affect our business and prospects in ways we do not currently anticipate. Any developments with respect to these technologies, in particular fuel cell technologies and related chemical research, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.
If we are unable to successfully manufacture and sell our battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses, and related technologies, our business could be adversely affected.
We have limited experience with manufacturing and selling battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses, and related technologies to global commercial vehicle manufacturers and other types of manufacturers. As we develop partnerships with global commercial vehicle manufacturers to provide these products and other component parts to these partners and customers, we must introduce and implement manufacturing and quality control processes across our factories that are comparable to those of other Tier 1 suppliers in the automotive industry. We have identified areas for improvement as we scale and mature, such as ISO certification for our operations, that would allow us to meet quality standards required by companies such as Daimler and its subsidiaries. Furthermore, we must compete against more established battery designers, drivetrain designers, vehicle manufacturers, charging solution designers and component suppliers with greater resources and more experience in large scale manufacturing and deployment than we have. To compete effectively against these incumbent manufacturers and suppliers, we will have to devote substantial resources and effort to efficiently and effectively scale our manufacturing capabilities, implement new manufacturing and quality control processes, and enhance our existing processes. The implementation of a

Tier 1 automotive supplier manufacturing operations inherently involves risks related to infrastructure and process development, quality control, and customer acceptance. If we fail to mature our manufacturing operations to the satisfaction of our customers, then our business, prospects, financial condition, and operating results could be adversely affected.
If we are unable to design, develop, market, and sell new products and services that address adjacent market opportunities, our business, prospects, and operating results may be adversely impacted.
We may not be able to successfully develop new products and services or develop a significantly broader customer base. For the past several years, we have focused our business on the development and sale of electric transit buses for the mass transit market. Our product line in the transit market is currently limited to the 40-foot and 35-foot ZX5 transit buses, and spare parts. We have recently expanded our offerings to include battery systems, electrification and charging solutions, and fleet and energy management software, and related technologies that are designed for broader application to other commercial vehicles.
In this regard, we have entered into development and supply agreements to develop and sell our battery systems, electrification and charging solutions and fleet and energy management software to other medium-duty and heavy-duty commercial vehicle manufacturers. Our business model offers end-to-end powertrain systems, energy system integrations when electric drivetrains are supplied by a third party, and battery system supply when integration and electric drivetrains are supplied by third parties to the end customer. Achieving success in these relatively new markets will require us to, among other things:
•enter into strategic agreements with leading manufacturers in these markets and maintain and grow these relationships;
•adapt our electric powertrain technology to meet the specifications of additional commercial vehicle categories;
•successfully compete with other manufacturers in the new markets;
•effectively and efficiently scale our manufacturing capabilities;
•effectively and efficiently grow and manage our supply chain;
•expand our sales and marketing capabilities;
•enter into service partnerships or expand our internal service and parts capabilities;
•expand our integration and engineering services to compete with other integrators and suppliers of high voltage systems, controls and drivetrains;
•expand our software and telematics platform to offer competitive solutions;
•develop technology solutions that are compatible with offerings of third-party providers;
•develop charging solutions, including software and telematics that are compatible with electric vehicle technology independent of manufacturer or supplier; and
•comply with changing regulations applicable to our products and services.
If we fail to adequately improve our products and services to compete effectively against our competitors, we may not be successful in expanding our customer base in the electric commercial vehicle market.
In addition, our failure to address additional market opportunities could harm our business, financial condition, operating results, and prospects. We may not be able to successfully design, develop, or test new products and services in order to effectively compete with our competitors in these new markets. Furthermore, there may be no demand by customers to purchase newly developed or improved products and services, there may be risks and unbudgeted costs associated with launching new products and services, and we may not be able to recoup our research and development costs, all of which could have an adverse effect on our business, prospects, financial condition, and operating results.

We may not be able to develop, maintain and grow strategic relationships in the Proterra Powered or Proterra Energy business, identify new strategic relationship opportunities, or form strategic relationships, in the future.
We expect that our ability to establish, maintain, and manage strategic relationships, such as our development and supply agreements with Daimler, Van Hool, Optimal, BusTech, Komatsu and others, could have a significant impact on the success of our business. While we expect to increase the amount of revenue associated with Proterra Powered and Proterra Energy to become a more substantial in the future, there can be no assurance that we will be able to identify or secure suitable and scalable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. We entered a strategic collaboration agreement with Daimler in 2018, which has since largely expired, that involved Daimler making a significant equity investment in our company and a representative from Daimler joining our board of directors. We may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources, and may involve significant costs and uncertainties.
Additionally, we cannot guarantee that the companies with which we have developed or will develop strategic relationships will continue to devote the resources necessary to promote mutually beneficial business relationships and grow our business. Our current arrangements are not exclusive, and some of our strategic partners offer competing products. As a result of these factors, many of the companies with which we have development and supply agreements may choose to develop alternative products in addition to or in lieu of our solutions, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with key strategic partners, our overall growth could be impaired, and our business, prospects, financial condition, and operating results could be adversely affected.
Lack of long-term customer contracts, uncertainty regarding customer option exercises, and customer suspension or termination of contracts may have adverse effects on our Proterra Transit business.
Proterra Transit relies heavily on sales to public and other transit authorities, which, consistent with general industry practice, do not make long-term purchase commitments with transit vendors. Most transit authorities usually undertake significant procurement of new transit buses once every few years and typically acquire a relatively small percentage of their fleet each time. Often, the terms of our procurements allow customers, without notice or penalty, to suspend or terminate their relationship with us at any time and for any reason. For example, one of our customers previously made an award to us for buses in 2017, but due in part to improvements in electric vehicle technology and the release of new bus models, withdrew the award in 2018 in favor of considering a new request for proposal process. Even if customers continue their relationship with us, they may not purchase the same volume of products as in the past or they may not pay the same price for those products. This may also be true with respect to Proterra Powered, where customers may have long-term contracts, but are not subject to fixed quantity order requirements such that final orders may be below our revenue expectations or estimates.
Further, many transit authority contracts include options to purchase additional electric transit buses in the future, and while a portion of future orders may be represented by options, customers may not end up exercising these options. Although options represent a significant source of potential orders for us, we do not have an extensive history of fulfilling orders based on our customer option agreements. Even if we had a history of significant option exercises by customers, customers may not continue to exercise such options at the same rate or at all in the future. Any loss of customers or decrease in the number of electric transit buses purchased under a contract could have an adverse effect on our business, prospects, financial condition, and operating results.
We are competing for the business of both small and large transit agencies, which place different demands on our business, and if we do not build an organization that can serve both types of transit customers, our business may be harmed.
Proterra Transit has begun competing for the business of larger transit agencies that maintain fleets of thousands of vehicles, including New York City, Toronto and Chicago. These customers place significant demands on our business because they have large, specialized groups of professionals focused on different requirements or systems related to transit bus procurement and rigorous inspections with multiple levels of review to assure each bus meets their specifications, which may be driven by conformity with other vehicles in the fleet, large long-term supply contracts, such as for tires and other wear items, and operating contracts with maintenance and operations teams. Serving these customers requires significant investment in customer relationship managers and service professionals to support the levels of design, review, change orders, inspection, and commissioning and delivery of the electric transit buses. Similarly, servicing our Proterra Powered customers requires significant investments in customer relationship managers and other professionals as each customer requires different levels of battery integration support and service.
We also compete for the business of smaller transit agencies. Although smaller transit agencies often have less complicated procurement processes than larger transit agencies, serving these smaller agencies requires processing small order sizes while still catering to the specific vehicle configurations for each customer. If we continue to serve both large and small transit agency customers, we will need to effectively and efficiently scale our internal resources to meet varying customer needs. Our failure to do so could have an adverse effect on our business, prospects, financial condition, and operating results. Our business is subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business.
The majority of our current transit customers are government entities and we are subject to many local, state, and federal laws that add significant compliance costs to our operations. In addition, local, state, and federal regulations may conflict, making it difficult to build one vehicle that satisfies all requirements in all jurisdictions. Moreover, competitive bidding rules for government contracts add additional layers of complexity and require compliance with federal and state conflict of interest rules and rules governing our choice of suppliers and components.
Our electric transit buses and component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended, and regulations promulgated thereunder, or NTMVSA, which are administered by the National Highway Traffic Safety Administration, or NHTSA. NTMVSA requires vehicle and equipment manufacturers to provide notice of safety defects to NHTSA and initiate a recall process within five days of such a determination by a manufacturer. NHTSA also administers reporting requirements from vehicle manufacturers under the Transportation Recall Enhancement, Accountability and Documentation Act of 2000, or TREAD Act. We have ongoing reporting requirements under the TREAD Act and in the past have failed to timely report under the TREAD Act. NHTSA may also require a manufacturer to recall and repair vehicles that contain safety defects or that are not compliant with FMVSS or other certification requirements for vehicles. Sales into foreign countries may be subject to similar regulations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure, manufacturing or design defects, or other causes. It is possible that our reporting for historical periods for which we failed to timely report may reveal instances where we should have taken actions required by law but failed to do so. For example, we became subject to certain early warning reporting obligations under the TREAD Act in 2018. Our ongoing reporting obligations require us to provide certain early warning data to help identify potential safety-related defects, including certain safety data dating back ten years. While we have filed reports for current periods, we are currently not in full compliance with these early warning reporting requirements for prior periods. As we work to remediate our non-compliance, we may be subject to retrospective safety recall notices on our electric transit buses. Recalls of our electric transit buses or components, whether initiated by us, NHTSA or another authority, or penalties for regulatory compliance failures could have a material adverse effect on our reputation, business and operating results and be used by our competitors to our disadvantage.
Furthermore, if we choose to expand internationally, we would likely face additional international requirements that may not be compatible with regulations that govern our business in the United States. For example, in the United States, we developed our supply chain to ensure that we comply with Buy America regulations, which govern manufactured products and rolling stock, including transit bus, procurements that are paid for, in part, with funds administered by the FTA. Buy America regulations currently require that 70% of our vehicle components by cost be manufactured in the United States, and the Made in America Office opened under the Biden-Harris administration has proposed rules which may raise this requirement further. Buy America regulations have the effect of rendering the cost of our supply chain more expensive when compared with our competitors. As we began selling buses to airports, we had to modify our operations to comply with the Buy American requirements under Federal Aviation Administration, or FAA, rules, which differ from the Buy America requirements under the FTA rules. In June 2018, we received our first order from a Canadian transit authority, and as a result, we need to comply with Canadian Content requirements, which will require sourcing components from Canadian suppliers or assembly of components in Canada. These regulations may increase the costs of doing business and add operational challenges.
In addition, there is no assurance that the current Buy America, Buy American, or Canadian Content requirements will not change or become stricter or that we will continue to be able to meet those requirements in the future. Our competitors have lobbied extensively to alter Buy America regulations to effectively prohibit our use of cylindrical battery cells produced outside of the United States for which there currently is no source of domestic supply available to us. Our ability to meet domestic content requirements is, in part, dependent on hundreds of suppliers. If any of these suppliers change the source of the components or subcomponents comprising their products, they could potentially prevent us from meeting domestic content requirements and negatively impact our business. Conversely, if domestic content requirements become less stringent in the future, foreign competitors without significant U.S. operations may be able to enter the U.S. market more easily and gain market share. Thus, any change to domestic content regulations could have an adverse effect on our business, prospects, financial condition, and operating results.
Delays in FTA mandated Model Bus Testing Program, or failure to successfully complete federally mandated testing, could adversely impact our business.
The FTA mandates that new transit bus models must undergo testing at its testing facility in Altoona, Pennsylvania and meet certain performance standards set by the FTA’s Model Bus Testing Program, known as “Altoona Testing,” in order to be eligible to receive federal funding. There is only one facility approved for testing by the FTA and in the past, we have experienced delays of several months receiving regulatory approval to test our buses at Altoona, as well as delays in the actual testing at Altoona. The COVID-19 pandemic resulted in a shut-down of the Altoona facility in 2020 and there can be no assurances that the facility will not be shut down again due to the COVID-19 pandemic or otherwise.
When available, Altoona Testing is designed to promote production of better transit vehicles and components and to ensure that transit customers purchase vehicles that can withstand the rigors of transit service. Our 40-foot and 35-foot electric transit buses, including the ZX5 with DuoPower drivetrain, have satisfactorily completed Altoona Testing, but for each material change that we make to our transit bus platform, we must undergo a new round of testing. We have in the past and may in the future experience failures of components of out transit bus during Altoona Testing, which may prolong the test process, and cause us to be required to redesign components on the test bus and restart the testing process. Testing is available to vendors on a first-come, first-served basis. We cannot receive payment from customers relying on federal funds unless the applicable bus platform has satisfactorily completed Altoona Testing, and thus testing delays could have an adverse effect on our business, prospects, financial condition, and operating results. We have in the past and may in the future experience delays in Altoona Testing availability, including as a result of COVID-19, other pandemics, or other unforeseen events. In the past, a delay in receiving a required Altoona test report resulted in late delivery of buses to a customer and caused us to incur monetary penalties, delayed acceptance and delayed revenue recognition and customer payments. Moreover, there can be no assurance that the current Altoona Testing requirements will not change or become more onerous or that our future bus models will pass Altoona Testing. For instance, in 2016, the Model Bus Testing Program regulations changed to require a pass/fail test result. If we cannot produce electric transit buses that pass Altoona Testing, we would not be able to continue to sell buses to customers in the United States that rely on federal funds for their procurements, which would have a material and adverse effect on our business, prospects, financial condition, and operating results.
Failure to comply with the Disadvantaged Business Enterprise, or DBE, program requirements or our failure to have our DBE goals approved by the FTA could adversely impact our transit business.
The FTA requires transit vehicle manufacturers that bid on federally-assisted rolling stock procurements to submit annual goals to support qualified DBEs (as defined in the DBE program regulations), and to certify that they have complied with the requirements of the DBE program established by the U.S. Department of Transportation, or DOT, which aims to increase the participation of DBEs in state and local procurements. Companies are certified as DBE if they are for-profit small businesses majority-owned by socially and economically disadvantaged individuals. The FTA reviews and approves transit vehicle manufacturers’ DBE goals for the upcoming year and maintains a certified list of transit vehicle manufacturers that are eligible to bid on federally funded vehicle procurements based on their goals to contract with DBEs and good faith implementation of those goals. Our failure to comply with the DBE program requirements or a delay in having our DBE goals approved by the FTA could result in our ineligibility to bid on federally funded transit vehicle procurements, which could have an adverse effect on our business, prospects, financial condition, and operating results.
Our business and prospects depend significantly on our ability to build our brand. We may not succeed in continuing to establish, maintain, and strengthen our brand, and our brand and reputation could be harmed by negative publicity regarding our company or products.
Our business and prospects are heavily dependent on our ability to develop, maintain, and strengthen our brand. Promoting and positioning our brand will depend significantly on our ability to provide high quality battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, and we have limited experience in these areas, particularly with respect to products and services that are not used in electric transit buses. In addition, we expect that our ability to develop, maintain, and strengthen our brand will also depend heavily on the success of our branding efforts. To promote our brand, we need to incur increased expenses, including product demonstrations and attending trade conferences. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners, or retain our existing customers and partners and our business and financial condition may be adversely affected.
Moreover, any negative publicity relating to our employees, current or future partners, original equipment manufacturers deploying our battery or powertrain technology in their electric transit buses, partners or customers who use our high-voltage systems or software and telematics platforms, or others associated with these parties may also tarnish our own reputation simply by association and may reduce the value of our brand. Additionally, if safety or other incidents or product defects occur or are perceived to have occurred, whether or not such incidents or defects are our fault, we could be subject to adverse publicity, which could be particularly harmful to our business given our limited operating history. Given the popularity of social media, any negative publicity about our products or their safety, whether true or not, could quickly proliferate and harm customer and community perceptions and confidence in our brand. For example, in 2021, we were the subject of negative publicity arising out of the appearance of cracks in the composite bus body architecture, potential early retirement of some of our first generation transit buses and negative political commentary. Public transit agencies and OEMs are particularly sensitive to concerns and perceptions of the passenger and community constituencies they serve. If the passengers in our electric transit buses or people in communities where electric transit buses using our technology are deployed form a negative opinion of our electric transit buses or battery systems or charging solutions, our current and potential customers might not choose our products, and strategic partners in other markets may not adopt our battery systems or electric powertrain technology or charging solutions. Other businesses, including our competitors, and organized labor, may also be incentivized to fund negative campaigns against our company to damage our brand and reputation to further their own purposes. Future customers of our products and services may have similar sensitivities and may be subject to similar public opinion and perception risks. Damage to our brand and reputation may result in reduced demand for our products and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful, and our inability to develop and maintain a strong brand could have an adverse effect on our business, prospects, financial condition, and operating results.
The use of lithium-ion cells may become disfavored as a result of the availability, or perceived superiority of, other types of batteries or yet undeveloped or unknown technologies.
The battery packs that we currently produce make use of lithium-ion cells, which we believe currently represent the industry standard for battery technology for electric vehicles. It is possible, however, that other types of batteries or yet undeveloped or unknown technologies may become favored in the future, such as lithium iron phosphate, or LFP, batteries. LFP batteries currently have a wide range of applications, including in electric vehicle applications, and are perceived by many as offering cost-effective performance as compared to lithium-ion cells. The cost-effectiveness of LFPs is due, in part, to substantial investments in this technology development and manufacturing capability in China. While we believe that our products and services based on the lithium-ion cells that we have chosen to offer our customers present advantages with respect to ease of integration with their products and services and underlying performance, it is possible that these customers and partners may deem LFP-based technology, or other technologies, as sufficient or superior for their purposes, and may demand that we shift to LFP-based technology or decide to partner with other service providers who employ such technologies. In addition, it is possible that the performance, safety features or characteristics, reliability or cost-effectiveness of LFP batteries, or another form of battery, could improve in the future such that our current lithium-ion cell based offerings would become, or be perceived as, inferior or obsolete. In addition, it is possible that new forms of batteries or electrification technologies, such as solid state batteries, could emerge as a more cost effective or safer alternative to the batteries we currently offer. In the event that LFP or a new form of battery emerges or is deemed to exhibit better performance, operate at lower cost or exhibit better safety features, we could be compelled to attempt to integrate those new types of batteries into our platform, which may not be possible or feasible at a price that would be attractive to our customers or potential partners. Any developments with respect to LFP or new battery technology, or new electrification technologies that are based on unforeseen developments in fuel cell technology, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.

Battery packs for our electric transit buses make use of lithium-ion cells, which in other settings have been observed to catch fire, and our charging solutions operate at high voltages which may cause concerns regarding the use of battery systems, electrification and charging solutions and fleet and energy management software in public transit and other commercial vehicles.
The battery packs that we produce make use of lithium-ion cells. On rare occasions, it is possible for lithium-ion cells to rapidly release contained energy by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers and cell phones containing lithium-ion batteries bursting into flames have focused consumer attention on the safety of these cells. Fires have also been reported in electric cars using lithium-ion batteries. These events have raised questions about the suitability of using lithium-ion cells for commercial vehicle applications.
Despite the safety features that we design into our battery packs, there could be a failure of the battery packs in our buses or battery packs that we may produce for third parties, which could subject us to lawsuits, product recalls, cancelled contracts, lost customers, and potentially slow market adoption of our electric transit buses by transit authorities and our technologies by other customers. Also, negative public perceptions regarding the suitability of lithium-ion cells for commercial vehicle applications or any future incident involving lithium-ion cells, such as a vehicle or other fires, particularly public transit vehicle incidents, even if unrelated to our products, could have an adverse effect on our business, prospects, financial condition, and operating results.
In addition to thermal risk related to battery packs, related accessories and ancillary products could also be subject to similar safety concerns and risks as a result of the high voltage they carry and transmit. Our charging solutions also operate at high voltages and charging equipment must be properly maintained. In the past, our legacy single blade chargers have experienced charger fires which caused damage to the chargers and the bus. In particular, we experienced four such thermal incidents related to our legacy overhead single blade chargers over 2019 and 2020, including one incident in which a charger was completely destroyed. While none of these events resulted in personal injury or significant property damage to the bus or other property, it is possible that other such or related incidents could occur in the future, or that such thermal discharge could result in personal injury or property damage.
We also store a significant number of lithium-ion cells and design, test, and produce battery modules and packs at our manufacturing facilities and other locations. While we have implemented safety procedures for handling cells, we may experience a safety issue or fire related to the cells. Once we ship our customers battery systems, those systems are out of immediate control. Any mishandling of battery systems or equipment failures in our operations or in our customers operations may cause accidents that could potentially harm our employees or third parties or result in disruptions to our business or our customers’ business. While we have implemented safety procedures and require our customers to implement safety procedures, we or our customers could experience a safety issue or fire which could disrupt operations or cause injuries and could have an adverse effect on our business, prospects, financial condition, and operating results.
Our business could be adversely affected from an accident or safety incident involving our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses.
An accident or safety incident involving one of our battery systems, electrification and charging solutions, fleet and energy management systems or electric transit buses could expose us to significant liability and a public perception that our electric transit buses and products are unsafe or unreliable. Our agreements with customers contain broad indemnification provisions, and in the event of a major accident, we could be subject to significant personal injury and property claims that could subject us to substantial liability. While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident. In addition, any accident or safety incident involving one of our buses, even if fully insured, could harm our reputation and result in a loss of future customer demand if it creates a public perception that our electric transit buses are unsafe or unreliable as compared to those offered by other transit bus manufacturers or other means of transportation. While we have not experienced significant accident or safety incidents involving our electric transit buses, we have experienced malfunctions, such as the overhead single blade charger thermal events and a bus fire related to low voltage wiring. Moreover, the public may be more sensitive to incidents involving transit buses and school buses, thereby compounding the effects of such incidents on the public and customer perception of our electric transit buses. As a result, any accident or safety incident involving our buses, or the buses of our competitors could materially and adversely affect our business, prospects, financial condition, and operating results.

Our work with government customers exposes us to unique risks inherent in government contracting.
We must comply with and are affected by laws and regulations relating to the award, administration, and performance of government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations by us, our employees, or others working on our behalf could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, and civil or criminal investigations or proceedings.
Our performance under our contracts with government entities and our compliance with the terms of those contracts and applicable laws and regulations are subject to periodic audit, review, and investigation by various agencies of the government. If such an audit, review, or investigation uncovers a violation of a law or regulation or improper or illegal activities relating to our government contracts, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, withholding of payments, suspension of payments, fines, and suspension or debarment from contracting with government agencies. There is inherent uncertainty as to the outcome of any audit, review, or investigation. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our business, prospects, financial condition, or operating results could be adversely affected.
Further, if a government regulatory authority were to initiate suspension or debarment proceedings against us as a result of a conviction or indictment for illegal activities, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. Inability to be awarded contracts in the future or receive renewal of existing contacts could have an adverse effect on our business, prospects, financial condition, and operating results.
A portion of our business is dependent upon U.S. government contracts and grants, which are highly regulated and subject to oversight audits by U.S. government representatives and subject to cancellations. Such audits could result in adverse findings and negatively impact our business.
Our U.S. government business is subject to specific procurement regulations with numerous compliance requirements. These requirements, although customary in government contracting in the United States, increase our performance and compliance costs. These costs may increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations or other compliance requirements could lead to suspension or debarment from U.S. government contracting or subcontracting for a period. Among the causes for debarment are violations of various laws or policies, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of criminal justice data, protection of the environment, accuracy of records, proper recording of costs, foreign corruption, Trade Agreements Act, Buy America Act, and the False Claims Act.
Generally, in the United States, government contracts and grants are subject to oversight audits by government representatives. For example, in December 2020, the FTA released an audit of our and other manufacturers compliance with Buy America requirements. Such audits could result in adjustments to our contracts. For contracts covered by the Cost Accounting Standards, any costs found to be improperly allocated to a specific contract may not be allowed, and such costs already reimbursed may have to be refunded. Future audits and adjustments, if required, may materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in investigations, termination of a contract or grant, forfeiture of profits or reimbursements, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. All contracts with the U.S. government can be terminated for convenience by the government at any time.
In addition, contacts with government officials and participation in political activities are areas that are tightly controlled by federal, state, local and international laws. Failure to comply with these laws could cost us opportunities to seek certain government sales opportunities or even result in fines, prosecution, or debarment.
We may not be able to obtain, or comply with terms and conditions for, government grants, loans, and other incentives for which we have applied and may apply for in the future, which may limit our opportunities to expand our business.
We have in the past applied for and received state grants and tax incentives designed to promote the manufacturing of electric vehicles and related technologies, including charging solutions. In April 2015, the California Energy Commission awarded us $3.0 million based on our investment of approximately $8.4 million in our manufacturing facilities in California through December 31, 2018. In April 2017, California’s Office of Business and Economic Development entered into a California Competes Tax Credit Allocation Agreement with us for an award of a California Competes Tax Credit in the amount of $7.5 million if certain conditions in that agreement are met in the prescribed time periods. In April 2019, the California Energy Commission awarded us a $1.8 million grant based on our expected investment of approximately $4.3 million in our manufacturing facility in City of Industry, California.
We anticipate that in the future there will be new opportunities for us to apply for grants, loans, and other federal and state incentives. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will remain highly competitive. We may not be successful in obtaining any of these additional grants, loans, and other incentives. We have in the past failed and may also in the future fail to comply with the conditions of these incentives, which could cause us to lose funding or negotiate with governmental entities to revise such conditions. For example, we received a grant in South Carolina in 2010 that was subject to certain performance criteria, including a condition that we create no fewer than 400 new full- time jobs. We were unable to meet the original deadline but negotiated with the South Carolina Coordinating Council for Economic Development, or the Council, for an extension on the date of job creation and we have since fulfilled the revised condition to the Council’s satisfaction. Our estimates of job growth under our California Competes Tax Credit have also not come to fruition for certain fiscal years. We may be unable to find alternative sources of funding to meet our planned capital needs, in which case, our business, prospects, financial condition, and operating results could be adversely affected.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We provide indemnification to our customers who may be sued for product liability related to our electric transit buses and electric powertrain solutions, and we may otherwise be subject to product liability claims, including with respect to our charging solutions. The commercial vehicle market experiences significant product liability claims and we face inherent risk of exposure to claims in the event our electric transit buses or components do not perform as expected. Commercial vehicles including public transit buses have been involved and may in the future be involved in crashes resulting in death or personal injury, and in some cases catastrophic crashes resulting in the death and injury to many passengers.
While we carry insurance for product liability, it is possible that our insurance coverage may not cover the full exposure on a product liability claim of significant magnitude. A successful product liability claim against us could require us to pay a substantial monetary award. A product liability claim could also generate substantial negative publicity about our products and business and could have an adverse effect on our brand, business, prospects, financial condition, and operating results.
Changes to U.S. trade policies, including new tariffs or the renegotiation or termination of existing trade agreements or treaties, may adversely affect our financial performance.
We currently manufacture our products in the United States, but may consider other international locations, including locations in Canada. Although many of our suppliers are in the United States, we rely on a number of suppliers in other countries for key components. We are subject to risks and uncertainties associated with changing economic, political, and other conditions in foreign countries where our vendors are located, such as increased import duties, tariffs, trade restrictions, and quotas or other government regulations, work stoppages, fluctuations of foreign currencies, natural disasters, political unrest, and customs delays. Unavailability or delay of imports from our foreign vendors would likely cause interruptions in our supply chain and could have an adverse effect on our business, prospects, financial condition, and operating results.
Moreover, the U.S. federal government may alter U.S. international trade policy and to renegotiate or terminate certain existing trade agreements and treaties with foreign governments. The U.S. federal government renegotiated the North American Free Trade Agreement, renamed the U.S.-Mexico-Canada Agreement, which was signed on November 30, 2018. The U.S. federal government’s potential decision to re-enter, withdraw or modify other existing trade agreements or treaties could adversely impact our business, customers, and suppliers by disrupting trade and commercial transactions and adversely affecting the U.S. economy.
In addition, the U.S. federal government has imposed, tariffs on certain foreign goods. For example, in 2018, the U.S. federal government imposed additional tariffs under Section 232 of the Trade Expansion Act of 1962, as amended, on many products including certain aluminum products imported into the United States, which may impact the commercial vehicle market and our supply chain. Moreover, these tariffs, as well as country-specific or product-specific exemptions, may also lead to retaliatory actions from foreign governments that could adversely affect our business. Certain foreign governments, including China and the European Union, have instituted or may consider imposing additional tariffs on certain U.S. goods. Restrictions on trade with foreign countries, imposition of customs duties, or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our suppliers and to adversely impact our costs, customers, suppliers, and the economy, which could have an adverse effect on our business, prospects, financial condition, and operating results.
We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities if we fail in our efforts to abide by these laws and regulations.
As a manufacturer, producer and seller of battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, we are subject to numerous environmental, health, and safety laws and regulations in the United States, including laws relating to exposure to, use, handling, storage, and disposal of hazardous materials, and the building and testing of batteries and high-voltage systems. Moreover, we may be subject to additional regulations as we expand our operations internationally. The costs of compliance, including assessing changes to our operations and notices required in our facilities and on our electric transit buses regarding potential hazards that may be mandated by new or amended laws, may be significant. In addition, we have indemnified certain of our landlords for any hazardous waste that may be found on or about property that we lease. Furthermore, any violations of applicable environmental and safety laws and regulations may result in substantial fines and penalties, remediation costs, third-party damages, a suspension or cessation of our operations, and negative publicity that could harm our business, reputation, prospects, financial condition, and operating results.
Our future success depends on the continuing efforts of our key employees and on our ability to hire, retain, and motivate additional key employees.
Our future success depends upon the continuing services of our key employees and on our ability to attract and retain members of our management team and other highly skilled employees, including battery and high voltage systems engineers, electric powertrain designers and engineers, vehicle systems and integration engineers, supply chain and quality control employees, sales personnel, service personnel, and software engineers. In our key areas of operations, including California, there is increasing competition for individuals with skill sets needed for our business, including specialized knowledge of batteries, electric vehicles, software engineering, and manufacturing engineering and quality control. This competition affects both our ability to retain key employees and hire new ones. Moreover, none of our key employees has an employment agreement for a specific term and any of our employees may terminate his or her employment with us at any time. Our continued success depends upon our continued ability to retain current employees and hire new employees in a timely manner, especially to support our expansion plans and to continue to ramp up our suite of offerings related to commercial vehicle electrification. Additionally, we compete for talent with both large and established companies that have far greater financial resources than we do and start-ups and emerging companies that may promise more attractive growth opportunities.
In addition, new employees often require significant training and, in many cases, take significant time before they achieve full productivity. As a result, we may incur significant costs to attract and retain new employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Moreover, new employees may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. Difficulties in retaining current employees or recruiting new ones could have an adverse effect on our business, prospects, financial condition, and operating results.
Our businesses rely heavily on our specialized sales personnel and technical sales support to market and sell our products. If we are unable to effectively hire, train, manage, and retain our sales personnel, our business may be adversely impacted.
The success of our businesses largely depends on our ability to hire, train, and manage our sales personnel who have experience with and connections to the public and other transit agencies and commercial vehicle OEMs that are our current and potential customers. Because we employ a small and specialized sales force, the loss of any member of our sales team or technical sales support professionals could weaken our sales expertise and our customer reach, and adversely affect our business, and we may not be able to find adequate replacements on a timely basis, or at all. Moreover, there are no assurances that we will be able to maintain a sufficient level of sales personnel to effectively meet our needs as our business continues to grow, particularly with respect to Proterra Powered and Proterra Energy.
Competition for sales personnel who are familiar with and trained to sell our products and services continues to be strong. We train our sales personnel to better understand our existing and new product technologies and how they can be positioned against our competitors’ products. We also train our sales personnel to be adept at working with long sales cycles characteristic of public agency customers and commercial vehicle manufacturers, as well as the special requirements attendant to each.
These initiatives are intended to improve the productivity of our sales personnel and our revenue and profitability. It takes time for the sales professionals to become productive following their hiring and training and there can be no assurance that sales representatives will reach adequate levels of productivity, or that we will not experience significant levels of attrition in the future. Measures we implement to improve the productivity may not be successful and may instead contribute to instability in our operations, departures from our sales and technical support organizations, or reduce our revenue, profitability, and harm our business.
If we are unable to obtain bid bonds, performance bonds, or letters of credit required by public transit agencies or other customers, our ability to obtain future projects could be negatively affected.
We have in the past been, and may in the future be, required to provide bid bonds or performance bonds to secure our performance under customer contracts or, in some cases, as a prerequisite to submitting a bid on a potential project. Our continued ability to obtain these bonds will depend primarily upon our capitalization, working capital, past performance, management expertise, reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider these factors in relation to the amount of our awards and their underwriting standards, which may change from time to time. Surety companies also require that we collateralize a percentage of the bond with cash or other form of credit enhancement. With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract-required bonding on acceptable terms and conditions, or at all. Furthermore, events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future or being available only at a significantly greater cost.
In addition, some of our Proterra Transit and Proterra Energy customers also require collateral guarantees in the form of letters of credit to secure performance or to fund possible damages in the event of default under our contracts with them. If we enter agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into agreements, could have an adverse effect on our business, prospects, financial condition, and operating results.
We may experience outages and disruptions of our services if we fail to maintain adequate security and supporting infrastructure as we scale our information technology systems.
As we grow our business, we expect to continue to invest in our existing information technology systems, including data centers, network services, data storage, and database technologies, and cybersecurity technologies both to assist us in our business and to better provide our fleet-scale, high-power charging solutions and software services to our customers. Creating the appropriate information technology support systems for our business is time intensive, expensive, and complex. Our implementation, maintenance, and improvement of these systems may create inefficiencies, operational failures and increased vulnerability to cyber-attacks. Moreover, there are inherent risks associated with developing, improving, and implementing new information technology systems, including the disruption of our current data management, procurement, manufacturing, execution, finance, supply chain, sales, and service processes. As we continue to grow our services that rely on collecting and analyzing customer telematics and charging data, our exposure to information technology risks will increase. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, deliver, and service electric transit buses, or achieve and maintain compliance with applicable regulations.
We also maintain information technology measures designed to protect us against system security risks, data breaches, and cyber-attacks. Cyber-attacks could include denial-of-service attacks impacting customer service availability and reliability, the exploitation of software vulnerabilities in internet facing applications, social engineering of system administrators (for example, tricking company employees into releasing control of their systems to a hacker), or the introduction of computer viruses or malware into our systems to steal confidential or proprietary data. In 2020, we were the victim of a successful social engineering attack that resulted in the diversion of significant funds the Company intended to pay a supplier to a fraudulent account. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our funds, intellectual property and data. In addition, we are vulnerable to unintentional errors or malicious actions by persons who have authorized access to our systems but exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our technology services. The steps we take to increase the reliability, integrity, and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third-party partners’ and vendors’ technology. Operational errors or failures or successful cyber-attacks could compromise our proprietary information, the quality of our services, and our ability to perform for our customers, resulting in damage to our reputation, which could have an adverse effect on our business, prospects, financial condition, and operating results.
We may require additional capital to support business growth, and such capital might not be available on terms acceptable to us, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in the issuance of public or private equity, equity-linked, or debt securities to secure additional funds. We may not be able to obtain additional financing on terms favorable to us, if at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business, prospects, financial condition, and operating results could be adversely affected.
If we update our manufacturing equipment more quickly than expected, we may have to shorten the useful lives of any equipment to be retired as a result of any such update, and the resulting acceleration in our depreciation could negatively affect our financial results.
We have invested and expect to continue to invest significantly in what we believe is state-of-the-art tooling, machinery, and other manufacturing equipment for production of our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies. We depreciate the cost of such equipment and electric transit buses over their expected useful lives. However, manufacturing and commercial vehicle technology may evolve rapidly, and we may decide to update our manufacturing process with more advanced equipment or tooling. Moreover, as our engineering and manufacturing expertise and efficiency increase, we may be able to manufacture our products using less of our installed equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our operating results could be negatively impacted.
Failure to protect our intellectual property could adversely affect our business.
Our success depends in large part on our proprietary technology, software and data. We rely on various intellectual property rights, including patents, copyrights, trademarks, and trade secrets, as well as confidentiality provisions and contractual arrangements, and other forms of statutory protection to protect our proprietary rights. If we do not protect and enforce our intellectual property rights adequately and successfully, our competitive position may suffer, which could adversely affect our business, prospects, financial condition, and operating results.
Our pending patent or trademark applications may not be approved, or competitors or others may challenge the validity, enforceability, or scope of our patents, the scope of our copyrights, the registrability of our trademarks or the trade secret status of our proprietary information. There can be no assurance that additional patents will be issued or that any issued patents will provide significant protection for our intellectual property or for those portions of our proprietary technology and software that are the most key to our competitive positions in the marketplace. In addition, our patents, copyrights, trademarks, trade secrets, and other intellectual property rights may not provide us a significant competitive advantage. There is no assurance that the forms of intellectual property protection that we seek, including business decisions about when and where to file patents and when and how to maintain and protect copyrights, trade secrets, license and other contractual rights will be adequate to protect our business.
Moreover, recent amendments to developing jurisprudence regarding and current and possible future changes to intellectual property laws and regulations, including U.S. and foreign patent, copyright, trade secret and other statutory law, may affect our ability to protect and enforce our intellectual property rights and to protect our proprietary technology, software and data. In addition, the laws of some countries do not provide the same level of protection for our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information will likely increase. Despite our precautions, our intellectual property is vulnerable to unauthorized access and copying through employee or third-party error or actions, including malicious state or state-sponsored actors, theft, hacking, cybersecurity incidents, and other security breaches and incidents, and such incidents may be difficult to detect or unknown for a significant period of time. It is possible for third parties to infringe upon or misappropriate our intellectual property, to copy or reverse engineer our bus and battery pack designs, and to use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which we may sell our electric transit buses and related or other products and services. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors, or make patents subject to compulsory licenses to third parties under certain circumstances. In these countries, patents may provide limited or no benefit.
Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.
We enter into confidentiality and invention assignment or intellectual property ownership agreements with our employees and contractors and enter into confidentiality agreements with other third parties. We cannot ensure that these agreements, or all the terms thereof, will be enforceable or compliant with applicable law, or otherwise effective in controlling access to, use of, reverse engineering, and distribution of our proprietary information or in effectively securing exclusive ownership of intellectual property developed by our current or former employees and contractors. Further, these agreements with our employees, contractors, and other parties may not prevent other parties from independently developing technologies, products and services that are substantially equivalent or superior to our technologies, products and services.
We may need to spend significant resources securing and monitoring our intellectual property rights, and we may or may not be able to detect infringement by third parties. Our competitive position may be adversely impacted if we cannot detect infringement or enforce our intellectual property rights quickly or at all. In some circumstances, we may choose not to pursue enforcement because an infringer has a dominant intellectual property position, because of uncertainty relating to the scope of our intellectual property or the outcome of an enforcement action, or for other business reasons. In addition, competitors might avoid infringement by designing around our intellectual property rights or by developing non-infringing competing technologies. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and our development teams and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims attacking the scope, validity, and enforceability of our intellectual property rights, or with counterclaims and countersuits asserting infringement by us of third-party intellectual property rights. Our failure to secure, protect, and enforce our intellectual property rights could adversely affect our brand and our business, any of which could have an adverse effect on our business, prospects, financial condition, and operating results.
We may be subject to intellectual property rights claims by third parties, which could be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
Third parties may assert claims of infringement of intellectual property rights or violation of other statutory, license or contractual rights in technology, software or data against us or against our customers for which we may be liable or have an indemnification obligation. Any such claim by a third party, even if without merit, could cause us to incur substantial costs defending against such claim and could distract our management and our development teams from our business.
Although third parties may offer a license to their technology, software or data, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, prospects, financial condition, and operating results to be adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology, software or data licensed to us. Alternatively, we may be required to develop non-infringing technology, software or data which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from selling certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant’s patents, copyrights, trade secrets or other statutory rights, royalties or other fees. Any of these events could have an adverse effect on our business, prospects, financial condition, and operating results.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.
We have in the past and may in the future become involved in private actions, collective actions, investigations, and various other legal proceedings by customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, and operating results.
Our business is subject to the risk of earthquakes, fire, power outages, floods, and other catastrophic events and to interruption by man-made problems such as terrorism.
We maintain production facilities in Northern and Southern California and South Carolina. Any of our facilities may be harmed or rendered inoperable by disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, acts of terrorism or other criminal activities, infectious disease outbreaks (such as COVID-19), and power outages. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure production interruptions, reputational harm, delays in manufacturing, development and testing of our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, and loss of critical data, all of which could have an adverse effect on our business, prospects, financial condition, and operating results. Moreover, our corporate headquarters and one of our current battery production facilities are in the San Francisco Bay Area and our West Coast bus production factory and newest battery production facilities are in Los Angeles County, regions known for seismic activity and potentially subject to catastrophic fires. If our facilities are damaged by such natural disasters or catastrophic events, our repair or replacement would likely be costly and any such efforts would likely require substantial time that may affect our ability to produce and deliver our products. For example, in July 2015, we experienced a fire in our Greenville, South Carolina manufacturing facility and then-headquarters, in which substantially all of our computer equipment, furniture and fixtures, leasehold improvements, work in progress, raw material, and finished goods inventories were damaged or destroyed. While we were insured for our losses and resumed manufacturing shortly thereafter, the disruption temporarily impacted our business. Similarly, any future disruptions in our operations could negatively impact our business, prospects, financial condition, and operating results and harm our reputation. In addition, we may not carry enough insurance to compensate for the losses that may occur.
Our business may be adversely affected by workforce disruptions.
Our production employees in our City of Industry facility are represented by a union and we are subject to a collective bargaining agreement that expires in May 2024. Our other employees are not represented by a union, though it is common throughout the commercial vehicle industry for employees to belong to a union, and if more of our employees decide to join or form a labor union, we may become party to additional collective bargaining agreements, which could result in higher employee costs, higher administrative and legal costs, and increased risk of work stoppages. It is also possible that a union seeking to organize our facilities may mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.
Moreover, some of our suppliers and vendors, including freight companies, have workforces represented by unions and are subject to collective bargaining agreements. The failure of our suppliers and vendors to successfully negotiate collective bargaining agreements could result in disruptions to our supply chain, manufacturing, and sale of our electric transit buses. Such delays could have an adverse impact on our business, prospects, financial condition, or operating results.

Our loan and security agreements contain covenants that may restrict our business and financing activities.
Our Loan, Guaranty and Security Agreement (which we refer to as the Senior Credit Facility) is secured by substantially all our assets including our intellectual property and other restricted property. Subject to certain exceptions, our Senior Credit Facility and Convertible Notes also restrict our ability to, among other things:
•dispose of or sell our assets;
•make material changes in our business or management, or accounting and reporting practices;
•acquire, consolidate, or merge with other entities;
•incur additional indebtedness;
•create liens on our assets;
•pay dividends;
•make investments;
•enter transactions with affiliates; and
•pre-pay other indebtedness.
The covenants in our Senior Credit Facility, Convertible Notes, and any future financing agreements that we may enter, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. If we fail to comply with certain of these covenants, there can be no guarantee that we will be allowed to amend the Senior Credit Facility or Convertible Notes to remediate such defaults. Our ability to comply with these covenants may be affected by events beyond our control. If not waived, our failure to comply with such covenants could result in a default under our Senior Credit Facility or Convertible Notes, causing all the outstanding indebtedness under our Senior Credit Facility or Convertible Notes to become immediately due and payable and Lender may terminate all commitments to extend further credit.
Moreover, we may not have or may be unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.
We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.
On May 6, 2020, we received a $10 million loan pursuant to the Paycheck Protection Program of the CARES Act (the “PPP loan”). We used these funds to continue to employ our production and other staff during the pandemic. The PPP loan matures in 2022 with an annual interest rate of 1%. This loan has a six-month deferral of payments period and may be prepaid at any time without penalty. Under the CARES Act, we are eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. While we applied for such forgiveness in December 2020, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income.
Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress our stock price.
In August 2020, we issued $200.0 million in original aggregate principal amount of Convertible Notes, with cash interest of 5.0% per annum payable at each quarter end and paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end. Certain holders of Convertible Notes with aggregate original principal amounts of

$46.5 million elected to convert their Convertible Notes, including accrued PIK interest and cash interest, at the Closing resulting in the issuance of 7.4 million shares of common stock. The remaining Convertible Notes with an original aggregate principal of $153.5 million remain outstanding post-Closing. To the extent the remaining outstanding Convertible Notes are converted pursuant to their mandatory conversion provisions, the balance under the Convertible Notes will grow and the number of shares that may be issued upon conversion will increase accordingly. The conversion of the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the anticipated conversion of the Convertible Notes into shares of our common stock could depress our stock price.
We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
Although we have not made any acquisitions to date, our business strategy in the future may include acquiring other complementary products, technologies, or businesses. We also may enter relationships with other businesses to expand our domestic and international operations and to create services networks to support our products. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.
Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. Even if we do successfully complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We may be limited in the portion of net operating loss (“NOL”) carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2020, we had U.S. federal NOL carryforwards and state NOL carryforwards of approximately $454.6 million and $317.8 million, respectively, which if not utilized will begin to expire for federal and state tax purposes beginning in 2030 and 2023, respectively. Federal NOLs generated after December 31, 2017 have an indefinite carryover period, and federal NOLs generated after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. Realization of NOL carryforwards that expire beginning in 2030 and 2023, respectively, depends on future income, and there is a risk that these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. While we have conducted a Section 382 study in the past, we may experience ownership changes in the future, including as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carry-forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable law and regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Our ERP system is critical to our ability to accurately maintain books and records and prepare our financial statements. Despite our recent technology and process updates, we continue to depend on a number of systems that are not fully integrated with one another and we have in the past, and may in the future, encounter difficulty as a result of the lack of integration of all of our technology and process systems. If we encounter unforeseen problems with our ERP system or other systems and infrastructure, it could adversely affect our financial reporting systems and our ability to produce financial reports, the effectiveness of internal controls over financial reporting, and our business, prospects, financial condition, and operating results.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K.
We expect that our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting for the year ended December 31, 2021, as we will be a large accelerated filer as of December 31, 2021, based on the assessment of our public float as of June 30, 2021. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market (the “Nasdaq”).
Any potential future international expansion will subject us to additional costs and risks that could harm our business, including unfavorable regulatory, political, tax, and labor conditions, and our potential future efforts to expand internationally may not be successful.
Should we choose to expand our business internationally in the future and establish business relationships with new international partners, we may be subject to legal, political, and regulatory requirements and social and economic conditions that may be very different from those affecting us domestically. For example, we have expanded our transit business into Canada. As we expanded into Canada, our electric transit buses were required to comply with Canadian Motor Vehicle Safety Standards, which differ from the FMVSS. Funding for transit bus procurement from certain provincial governments in Canada also requires compliance with Canadian Content requirements, which will require different supply chain partners than those that we rely on for our electric transit buses sold in the U.S. market and assembly of certain components or subcomponents in Canada. In addition, we are providing products and services to OEMs in Australia and Western Europe, and as we expand our Proterra Powered or Proterra Energy business internationally, or should we choose to further expand our Proterra Transit business outside the United States and Canada, we may face a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electric transit buses, and require significant management attention. These risks include:
•conforming our products to various international regulatory and safety requirements as well as charging and other electric infrastructures;
•difficulty in establishing, staffing, and managing foreign operations and service networks;
•challenges in attracting international customers;

•preferences of foreign nations for domestically manufactured products;
•our ability to enforce our contractual rights;
•longer sales and collection cycles in some countries;
•weaker intellectual property protection in some countries;
•compliance with multiple, potentially conflicting and changing governmental laws, regulations and permitting processes, including environmental, product safety, banking, employment, and tax;
•compliance with U.S. and foreign anti-bribery laws including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and the UK Bribery Act of 2010;
•currency exchange rate fluctuations;
•regional economic and political instability in countries where we may operate;
•restrictions on repatriations of earnings;
•trade restrictions, customs regulations, tariffs, and price or exchange controls;
•increased competition from local providers of similar products;
•increased costs to establish and maintain effective controls at foreign locations; and
•overall higher costs of doing business internationally.
As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful and may incur significant operational expenses. Our failure to manage these risks and challenges successfully could have an adverse effect on our business, prospects, financial condition, and operating results.
Failure to comply with anti-corruption, anti-money laundering laws, and sanctions laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act of 2010, U.S. and foreign laws relating to economic sanctions, including the laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, and may be subject to other anti-bribery, anti-money laundering, and sanctions laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state- owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third- party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, other applicable anti-corruption laws, anti-money laundering and other applicable laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have an adverse effect on our business, prospects, financial condition, and operating results. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve or otherwise change over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards (or changing interpretations of them), and this investment may result in increased selling, general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. We also expect that being a public company and the associated rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, compensation committee, and nominating and governance committee, and qualified executive officers.
As a result of disclosure of information in the filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
Pursuant to the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo and adjoining countries, or come from recycled or scrap sources. These requirements could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of heavy-duty electric vehicles, including our products. While these requirements continue to be subject to administrative uncertainty, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could have an adverse effect our business, prospects, financial condition, and operating results.
Economic uncertainty or downturns could adversely affect our business and operating results.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including downturns of economic displacement unrelated to COVID-19 or other similar pandemics. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient funding, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted.
A significant downturn in economic activity, or general spending on transit or commercial vehicle electrification technologies, may cause our current or potential customers to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on electric commercial vehicles and related technologies. In addition, our customers may delay or cancel projects to upgrade or replace existing vehicles in their fleets, or other projects to electrify commercial vehicle fleets, with our products or seek to lower their costs by renegotiating contracts. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results could be adversely affected.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include those related to determination of revenue recognition, stock-based compensation, inventory, warranties, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in interpretation, we might be required to change our accounting policies, alter our operational policies, or implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit, or cause an adverse deviation from our revenue and operating profit target, which may negatively impact our financial results.

U.S. federal income tax reform could adversely affect us.
New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. United States federal legislation affecting the tax laws was enacted in December 2017 (the Tax Cuts and Jobs Act, or TCJA), March 2020 (the Families First Coronavirus Response Act), March 2020 (the CARES Act), and in December 2020 (Consolidated Appropriations Act, 2021).
We continue to examine the impact the TCJA and CARES Act may have on our business. The TCJA is a far- reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the United States, ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods.
In response to the COVID-19 pandemic, California’s Legislature passed Assembly Bill 85 (A.B. 85), which suspends the use of net operating losses for tax years beginning in 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more before an application of net operating loss. A.B. 85 includes an extended carryover period for the suspended net operating losses with an additional year carryforward for each year of suspension. A.B. 85 also limits the utilization of business incentive tax credits for taxable years 2020, 2021, and 2022, requiring that taxpayers can only claim a maximum of $5.0 million in tax credit on an aggregate basis.
We use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our Loan Agreements. We anticipate that for the foreseeable future we will retain all our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our common stock.
Provisions in our restated certificate of incorporation and restated bylaws that are in effect may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting (or if two-thirds of the board of directors approves, a majority) to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•provide that only a majority of our board of directors will be authorized to call a special meeting of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, our restated certificate of incorporation provides the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Our restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, which we refer to as a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act or the Exchange Act must be brought in federal court and cannot be brought in state court. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Capital Stock” for additional information.
Risks Related to our Common Stock and Warrants
Our Amended and Restated Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our Amended and Restated Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Amended and Restated Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the Amended and Restated Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our Amended and Restated Warrant Agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Amended and Restated Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Amended and Restated Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. Because the market value of our common stock held by non-affiliates as of June 30, 2021 exceeded $700 million, we will continue to be an emerging growth company until December 31, 2021. Until such time, we cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations. We will also remain a smaller reporting company until December 31, 2021. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
The price of our common stock and warrants may be volatile.
The price of our common stock and warrants may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•variations in our operating performance and the performance of our competitors in general;
•material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•negative publicity regarding our company or products;

•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•changes in laws and regulations affecting its business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•publication of research reports by securities analysts about us or our competitors or our industry;
•sales of shares of our common stock by the PIPE Investors;
•the volume of shares of our common stock available for public sale, including as a result of the conversion of the Convertible Notes into shares of our common stock or termination of the lock-up pursuant to the terms thereof; and
•general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Immediately after the closing of the Business Combination: (i) holders of former Legacy Proterra common stock owned approximately 69.5% of our total outstanding common stock, (ii) holders of ArcLight’s former Class A ordinary shares owned 11.2% of our total outstanding common stock, (iii) holders of ArcLight’s former Class B ordinary shares owned 2.5% of our total outstanding common stock and (iv) PIPE Investors owned approximately 16.8% of our total outstanding shares of common stock.
Although the Sponsor and certain of our stockholders are subject to certain lock-up restrictions regarding the transfer of our common stock, these shares may be sold after the expiration or early termination of the respective applicable lock-ups under the Sponsor Letter Agreement and the Ninth Amended and Restated Investors’ Rights Agreement, respectively. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 168,719,124 shares of common stock and 7,550,000 warrants, which registration statement has been declared effective by the SEC. As restrictions on resale end and the registration statement is available for use, the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
Warrants will become exercisable for our common stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding warrants to purchase an aggregate of 7,550,000 shares of our common stock will become exercisable in accordance with the terms of the amended and restated warrant agreement governing those securities. These warrants will become exercisable subject to certain registration and other requirements in the Amended and Restated Warrant Agreement on September 25, 2021. The exercise price of these warrants is $11.50 per share, subject to certain adjustments. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market price of our common stock. However, there is no guarantee that the public warrants will be in the money at a given time prior to their expiration, and as such, the warrants may expire worthless. See “— The public warrants may not be in the money at a given time, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.”
The public warrants may not be in the money at a given time, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.
The warrants were issued in registered form under the Amended and Restated Warrant Agreement. The Amended and Restated Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the Amended and Restated Warrant Agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the our common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock.
The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants. None of the private placement warrants will be redeemable by us, subject to certain circumstances, so long as they are held by their initial purchasers or their permitted transferees.
An investor will only be able to exercise a warrant if the issuance of our shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
No warrants will be exercisable by a warrant holder and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered, qualified or deemed to be exempt from registration or qualification under the securities laws of the state of residence of the holder of the warrants. We are currently listed on the Nasdaq, which provides an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants. However, there can be no assurance of this fact. If a warrant holder is unable to exercise its warrants in a particular state, such investor may be forced to sell its warrant and therefore lose the benefit of purchasing our common stock. Furthermore, the price an investor receives for its warrant may not equal the difference between the exercise price and the stock price.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stocks.
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the market price and volume for our common shares could be adversely affected.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that will increase our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations will result in increased general and administrative expenses and a diversion of management time and attention.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
The information required by this Item 2 related to the PIPE Financing is contained in the Super 8-K.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On June 14, 2021, our board of directors adopted the Key Employee Incentive Plan, under which we intend to provide annual incentive cash bonuses to our named executive officers (the “Incentive Plan”). Under the Incentive Plan, annual bonuses for the named executive officers are determined based on the achievement of corporate and individual performance objectives. Company targets are generally established by our board of directors in its discretion during the first quarter of the calendar year. Annual bonuses will generally be paid after the end of the calendar year in which our targets are measured.

Item 6. Exhibits
(a) Exhibits.

Exhibit Number	Description
10.1	Proterra Inc Key Employee Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on June 29, 2021).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC

Date: August 13, 2021	By:	/s/ Amy E. Ard
Amy E. Ard
Chief Financial Officer (On behalf of the Registrant and as Principal Accounting and Financial Officer)