Form 10-Q
period 2021-09-30
Proterra Inc
filed 2021-11-12
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The registrant had outstanding 218,306,979 shares of common stock as of November 8, 2021.

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
•“private placement warrants” means the 7,550,000 private placement warrants outstanding as of September 30, 2021 that were issued to the Sponsor as part of ArcLight’s initial public offering, which were substantially identical to the public warrants, subject to certain limited exceptions; the Sponsor exercised the private placement warrants on a “cashless” basis in connection with our redemption of our remaining outstanding public warrants on October 26, 2021;
•“Proterra” means ArcLight upon and after Closing;

•“public warrants” means the 13,874,994 redeemable warrants to purchase common stock outstanding as of September 30, 2021 that were issued by ArcLight in its initial public offering; on October 29 2021, we redeemed the remaining outstanding public warrants that had not previously been exercised at a redemption price of $0.10 per public warrant;
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
•the ability to maintain the listing of our common stock on the Nasdaq Global Select Market (the “Nasdaq”), and the potential liquidity and trading of our common stock;
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

Item 1. Financial Statements
PROTERRA INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents	$280,537	$110,719
Accounts receivable, net	59,939	51,716
Short-term investments	446,951	68,990
Inventory	102,695	92,330
Prepaid expenses and other current assets	12,526	7,455
Deferred cost of goods sold	1,862	2,037
Restricted cash, current	10,890	8,397
Total current assets	915,400	341,644
Property, plant, and equipment, net	53,059	53,587
Operating lease right-of-use assets	9,234	10,310
Restricted cash, non-current	1,675	4,581
Other assets	6,701	4,789
Total assets	$986,069	$414,911
Liabilities and Stockholders’ Equity:
Accounts payable	$43,693	$25,074
Accrued liabilities	23,060	19,736
Deferred revenue, current	9,379	16,015
Operating lease liabilities, current	3,583	3,153
Debt, current	10,000	—
Total current liabilities	89,715	63,978
Debt, non-current	95,896	133,252
Derivative liability	—	70,870
Warrant liability	56,133	39,670
Deferred revenue, non-current	18,169	12,206
Operating lease liabilities, non-current	6,303	7,891
Other long-term liabilities	13,490	12,578
Total liabilities	279,706	340,445
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; zero shares authorized, zero shares issued and outstanding as of September 30, 2021 (unaudited), 115,644 shares authorized and 115,136 shares issued and outstanding as of December 31, 2020; liquidation preference zero as of September 30, 2021 (unaudited) and $631.3 million as of December 31, 2020	—	13
Common stock, $0.0001 par value; 500,000 shares authorized and 212,827 shares issued and outstanding as of September 30, 2021 (unaudited); 156,277 shares authorized and 5,678 shares issued and outstanding as of December 31, 2020	21	1
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of September 30, 2021 (unaudited); zero shares authorized, issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	1,519,429	682,671
Accumulated deficit	(813,087)	(608,219)
Total stockholders’ equity	706,363	74,466
Total liabilities and stockholders’ equity	$986,069	$414,911
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue	$59,907	$46,142	$167,401	$137,253
Parts and other service revenue	2,034	1,395	7,048	5,543
Total revenue	61,941	47,537	174,449	142,796
Product cost of goods sold	57,034	43,949	162,513	130,505
Parts and other service cost of goods sold	2,244	1,679	7,089	5,862
Total cost of goods sold	59,278	45,628	169,602	136,367
Gross profit	2,663	1,909	4,847	6,429
Research and development	11,296	9,229	31,311	26,133
Selling, general and administrative	21,123	15,240	60,327	47,165
Total operating expenses	32,419	24,469	91,638	73,298
Loss from operations	(29,756)	(22,560)	(86,791)	(66,869)
Interest expense, net	6,362	5,198	44,288	6,564
(Gain) loss on valuation of derivative and warrant liabilities	(73,197)	19,061	72,913	19,061
Other expense, net	758	41	876	1,890
Income (loss) before income taxes	36,321	(46,860)	(204,868)	(94,384)
Provision for income taxes	—	—	—	—
Net income (loss)	$36,321	$(46,860)	$(204,868)	$(94,384)
Net income (loss) per share of common stock:
Basic	$0.17	$(10.64)	$(2.30)	$(22.80)
Diluted	$(0.42)	$(10.64)	$(2.30)	$(22.80)
Weighted average shares used in per share computation:
Basic	212,071	4,406	89,233	4,139
Diluted	236,965	4,406	89,233	4,139
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount
Balance, June 30, 2021	—	$—	207,621	$21	$1,515,331	$(849,408)	$665,944
Issuance of stock upon exercise of options	—	—	470	—	1,666	—	1,666
Issuance of Earnout Shares, net of repurchase	—	—	4,736	—	(634)	—	(634)
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	(112)	—	(112)
Stock-based compensation	—	—	—	—	3,178	—	3,178
Net income	—	—	—	—	—	36,321	36,321
Balance, September 30, 2021	—	$—	212,827	$21	$1,519,429	$(813,087)	$706,363

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Three Months Ended September 30, 2020	Shares	Amount	Shares	Amount
Balance, June 30, 2020	115,136	$13	4,222	$—	$673,791	$(528,736)	$145,068
Issuance of stock, net of costs	—	—	429	1	852	—	853
Stock-based compensation	—	—	—	—	2,680	—	2,680
Net loss	—	—	—	—	—	(46,860)	(46,860)
Balance, September 30, 2020	115,136	$13	4,651	$1	$677,323	$(575,596)	$101,741

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount
Balance, December 31, 2020 (Note 1)	115,136	$13	5,678	$1	$682,671	$(608,219)	$74,466
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(115,136)	(13)	115,576	11	2	—	—
Conversion of Convertible Notes into common stock	—	—	7,424	1	48,780	—	48,781
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	76,172	8	502,307	—	502,315
Reclassification of derivative liability upon the reverse recapitalization	—	—	—	—	182,554	—	182,554
Reclassification of Legacy Proterra warrant liability upon the reverse recapitalization	—	—	—	—	87,016	—	87,016
Issuance of stock upon exercise of options and warrants, net of costs	—	—	3,241	—	5,468	—	5,468
Issuance of Earnout Shares, net of repurchase	—	—	4,736	—	(634)	—	(634)
Stock-based compensation	—	—	—	—	11,265	—	11,265
Net loss	—	—	—	—	—	(204,868)	(204,868)
Balance, September 30, 2021	—	$—	212,827	$21	$1,519,429	$(813,087)	$706,363

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
Nine Months Ended September 30, 2020	Shares	Amount	Shares	Amount
Balance, December 31, 2019 (Note 1)	115,136	$13	3,927	$—	$668,178	$(481,212)	$186,979
Issuance of stock, net of costs	—	—	724	1	1,594	—	1,595
Stock-based compensation	—	—	—	—	7,551	—	7,551
Net loss	—	—	—	—	—	(94,384)	(94,384)
Balance, September 30, 2020	115,136	$13	4,651	$1	$677,323	$(575,596)	$101,741
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(204,868)	$(94,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,675	11,493
Loss (gain) on disposal of fixed assets	411	(6)
Stock-based compensation	11,265	7,551
Amortization of debt discount and issuance costs	31,519	2,342
Accretion of debt end of term charge and PIK interest	6,375	1,219
Loss on valuation of derivative and warrant liabilities	72,913	19,061
Others	991	(134)
Changes in operating assets and liabilities:
Accounts receivable	(8,223)	(2,608)
Inventory	(9,622)	(4,923)
Prepaid expenses and other current assets	(5,231)	(2,610)
Deferred cost of goods sold	175	(733)
Operating lease right-of-use assets and liabilities	(84)	86
Other assets	(1,785)	(1,315)
Accounts payable and accrued liabilities	21,977	(4,059)
Deferred revenue, current and non-current	(673)	5,264
Other non-current liabilities	934	4,164
Net cash used in operating activities	(72,251)	(59,592)
Cash flows from investing activities
Purchase of investments	(472,953)	(64,972)
Proceeds from maturities and sales of investments	94,000	40,000
Purchase of property and equipment	(12,912)	(19,769)
Net cash used in investing activities	(391,865)	(44,741)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of transaction costs	644,809	—
Payment of tax withholding obligations on Earnout Shares	(634)	—
Proceeds from debt, net of issuance costs	—	224,047
Repayment of debt and prepayment penalty	(17,083)	(22,787)
Repayment of finance obligation	(362)	(365)
Proceeds from government grants	1,323	275
Proceeds from exercise of stock options	5,468	1,550
Net cash provided by financing activities	633,521	202,720
Net increase in cash and cash equivalents, and restricted cash	169,405	98,387
Cash and cash equivalents, and restricted cash at the beginning of period	123,697	53,649
Cash and cash equivalents, and restricted cash at the end of period	$293,102	$152,036
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,912	$2,049
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Assets acquired through accounts payable and accrued liabilities	$1,532	$3,373
Non-cash transfer of leased assets to inventory	743	635
Reclassification of Convertible Notes warrants liability upon exercise	17,696	—
Conversion of Convertible Notes into common stock	48,607	—
Reclassification of remaining Convertible Notes warrants liability upon the reverse recapitalization	69,320	—
Reclassification of derivative liability upon the reverse recapitalization	182,554	—
Conversion of convertible preferred stock into common stock	627,315	—
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
Prior to the closing of the Business Combination (the “Closing”), ArcLight’s Class A ordinary shares and public warrants were listed on the Nasdaq Capital Market under the symbols “ACTC” and “ACTCW,” respectively. Proterra’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “PTRA”. Please refer to Note 3 “Reverse Recapitalization” for further details of the Merger. The Company’s public warrants were previously listed on the Nasdaq Global Select Market under the symbol “PTRAW.” On October 29, 2021, the Company redeemed its remaining outstanding public warrants at a redemption price of $0.10 per public warrant. See Note 14, Subsequent events.
The Company has incurred net losses and negative cash flows from operations since inception. As of September 30, 2021, the Company has an accumulated deficit of $813.1 million. The Company has $727.5 million of cash and cash equivalents and short-term investments as of September 30, 2021. The Company has funded operations primarily through a combination of equity and debt financing. Management believes that the Company’s currently available resources will be sufficient to fund its cash requirements for at least the next twelve months.
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and the related notes incorporated by referenced in the Company’s Current Report on Form 8-K, filed with SEC on June 17, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2020 and 2019 was derived from the Company’s audited financial statements. The

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2021 and the results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Segments
The Company operates in the United States and has sales to the European Union, Canada, Australia and Japan. Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	59,482	42,709	163,972	104,612
Rest of World	2,459	4,828	10,477	38,184
	61,941	47,537	174,449	142,796
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of September 30, 2021 and December 31, 2020.
Short-Term Investments
The Company’s primary objectives for investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. The Company’s short-term investments were primarily comprised of U.S. Treasury and corporate debt securities, and classified as available-for-sale at the time of purchase because it is intended that these investments are available for current operations.
Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities will be recognized in accumulated other comprehensive loss. The ultimate

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
value realized on these securities is subject to market price volatility until they are sold. Realized gains or losses from short-term investments are recorded in other expense (income), net.
Restricted Cash
The Company maintains certain cash amounts restricted as to withdrawal or use. The restricted cash is primarily collateral for performance bonds issued to certain customers. The collateral is provided in the form of a cash deposit to either support the bond directly or to collateralize a letter of credit that supports the performance bonds. Restricted cash was $12.6 million and $13.0 million as of September 30, 2021 and December 31, 2020, respectively.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at a financial institution as of September 30, 2021, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
Cash equivalents and short-term investments consist of short-term money market funds, corporate debt securities, and debt securities issued by the U.S. Treasury, which are deposited with reputable financial institutions. The Company’s cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.
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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Number of customers accounted for 10% or more*	2	4	—	4	2	2
__________________
*One customer accounted for 33% of accounts receivable, net as of December 31, 2020. No other individual customer accounted for more than 20% of the Company's revenue for the three and nine months ended September 30, 2021 and 2020, or accounts receivable as of September 30, 2021 and December 31, 2020.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In August 2020, the Company issued Secured Convertible Promissory Notes (the “Convertible Notes”) that, prior to the Closing, contained embedded features subject to derivative accounting. These embedded features were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of the Company’s stock. These conversion options were bifurcated and accounted for as a derivative liability separately from the host debt instrument. Embedded derivatives were recognized as a derivative liability on the balance sheet. The derivative liability was measured at fair value and subject to remeasurement at each balance sheet date. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes no longer qualify for derivative accounting after the conversion price became fixed. The carrying amount of the embedded derivative, the fair value as of the date of the Closing, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
The warrants issued in connection with the Convertible Notes were, prior to the Closing, classified as a liability (“legacy Proterra warrant liability”) because they could become exercisable into common stock upon a Qualified Initial Public Offering (“QIPO”) or into convertible preferred stock after 5 years from issuance date in the event that there was no QIPO during such period. Such warrants were measured at fair value, subject to remeasurement at each balance sheet date. Upon exercise of the warrants to common stock within 5 years from issuance date, the carrying amount of the warrant liability would be reclassified to stockholders’ equity. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity.
In connection with ArcLight’s initial public offering in September 2020, 21,425,000 warrants to purchase ArcLight ordinary shares were issued, including 13,875,000 public warrants and 7,550,000 private placement warrants. These warrants were classified as liabilities as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. These warrants were continually measured at fair value, subject to remeasurement at each balance sheet date.
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
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. No impairment charge was recognized in the three or six months ended September 30, 2021 and 2020.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2020	$28,221
Revenue recognized from beginning balance during the nine months ended September 30, 2021	(11,774)
Deferred revenue added during the nine months ended September 30, 2021	11,101
Deferred revenue as of September 30, 2021	$27,548
The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Revenue Recognition
The Company derives revenue primarily from the sale of vehicles and charging systems, the installation of charging systems, the sale of battery systems and powertrain components to other vehicle manufacturers, as well as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, battery systems and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Leasing revenue recognized over time was approximately $0.5 million in each of the three months ended September 30, 2021 and 2020, and $1.6 million and $1.8 million in the nine months ended September 30, 2021 and 2020, respectively. Parts and other service revenue includes revenue earned from spare parts, the design and development of battery systems and drive systems for other vehicle manufacturers, and extended warranties.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
obligation associated with the development of prototype products as well as battery systems and powertrain components to other vehicle manufacturers, is satisfied at a point in time, typically upon shipping.
Revenue derived from performance obligations satisfied over time from charging systems and installation was $0.2 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $5.3 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. Extended warranty revenue is not material to date.
As of September 30, 2021 and December 31, 2020, the contract assets balance was $1.3 million and $2.8 million, respectively. The contract assets are expected to be billed within the next twelve months and are recorded in prepaid expenses and other current assets on the balance sheets.
As of September 30, 2021, the amount of remaining performance obligations that have not been recognized as revenue was $305.9 million, of which 80% were expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
While our business has historically been centered on the development and sale of electric transit buses, the increased significance of revenue from Proterra Powered has caused the Company to consider reorganizing into two business units with three business lines, each of which addresses a critical component of the commercial vehicle electrification value proposition in a complementary and self-reinforcing manner:
•Proterra Transit designs, develops, manufactures, and sells electric transit buses as an original equipment manufacturer (“OEM”) for North American public transit agencies, airports, universities, and other commercial transit fleets.
•Proterra Powered & Energy includes Proterra Powered, which designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions into vehicles for global commercial vehicle OEMs, and Proterra Energy, which provides turnkey fleet-scale, high-power charging solutions and software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization.
The revenue of business units are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proterra Transit	$50,175	$30,026	$140,187	$112,870
Proterra Powered & Energy	11,766	17,511	34,262	29,926
Total	$61,941	$47,537	$174,449	$142,796
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

Nine Months Ended September 30, 2021
Warranty reserve - beginning of period	$18,582
Warranty costs incurred	(5,650)
Net changes in liability for pre-existing warranties, including expirations	(1,663)
Provision for warranty	10,243
Warranty reserve - end of period	$21,512
2.    Adoption of New Accounting Standards
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard on January 1, 2021, and it had no material impact on the consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt—Debt with Conversion and Other Options, for convertible instruments. This standard updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, this standard made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted earnings per share calculation, and no longer allowing the net share settlement method. This standard also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. This standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of this standard can either be on a modified

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
retrospective or full retrospective basis. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.
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
•each outstanding Legacy Proterra option was converted into an option to purchase shares of Proterra common stock by multiplying the number of underlying shares by the Exchange Ratio, rounded down to the nearest whole share, resulting in such options being exercisable to purchase for an aggregate of 22,532,619 shares of Proterra common stock; the exercise price of each converted option was determined by dividing the per share exercise price of the respective Legacy Proterra options by the Exchange Ratio of 0.8925, rounded up to the nearest whole cent;
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company received aggregate cash proceeds of $649.3 million at the Closing, net of $13.8 million of PIPE Financing fees, $18.5 million of other transaction costs paid at Closing, $9.7 million of ArcLight IPO deferred underwriting fees payable, $1.3 million of other ArcLight’s accrued expenses, and $0.1 million of ArcLight’s related party payable. The unbilled ArcLight expenses incurred prior to the Closing were paid from the cash proceeds received by the Company. The transaction costs including advisory, legal and other professional services directly related to the Merger were recorded in the additional paid-in capital in the balance sheet to offset against proceeds. The deferred transaction costs of approximately $2.9 million paid by the Company prior to the Closing were recorded to the additional paid-in capital and classified as financing activities in the statement of cash flow for the nine months ended September 30, 2021.
In July 2021, the conditions for the issuance of the First Earnout Shares and the vesting of the Sponsor Earnout Stock were satisfied, resulting in an aggregate of 4,800,563 shares of common stock being issued and the 679,750 shares of Sponsor Earnout Stock fully vesting.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial assets measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

	Pricing Category	Fair Value at
		September 30, 2021	December 31, 2020
Assets:
Cash equivalents and marketable securities:
Money market funds	Level 1	$12,620	$744
U.S. Treasury securities	Level 1	199,920	64,997
Short-term investments:
U.S. Treasury securities	Level 1	261,068	68,990
Corporate debt securities	Level 1	185,883	—
Total		$659,491	$134,731

Liabilities:
Other non-current liabilities
Derivative liability	Level 3	$—	$70,870
Legacy Proterra warrant liability	Level 3	—	39,670
Public warrant liability	Level 1	36,352	—
Private placement warrant liability	Level 2	19,781	—
Total		$56,133	$110,540
As of September 30, 2021 and December 31, 2020, short-term investments were primarily comprised of U.S. Treasury and corporate debt securities. The unrealized gain/losses related to fixed income debt securities were immaterial and primarily due to changes in interest rates, which are temporary in nature.
The contractual maturities of short-term investments are as follows (in thousands):

	September 30, 2021	December 31, 2020
Due within one year	$296,934	$68,990
Due after one year to two years	150,017	—
Total	$446,951	$68,990
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
The fair value of the Convertible Notes was $303.4 million as of September 30, 2021. The carrying value of the Convertible Notes of $95.9 million, net of $65.6 million unamortized debt discount and issuance costs, as of September 30, 2021, was recorded in Debt, non-current on the balance sheets.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The public warrants and private placement warrants issued in connection with ArcLight’s initial public offering were classified as a liability prior to the Closing. As of September 30, 2021, these warrants were continually classified as a liability and measured at fair value, subject to remeasurement at each balance sheet date.
Following the Company’s issuance of a redemption notice on September 27, 2021, the private placement warrants and public warrants were identical in terms. See Note 10 for additional information. Accordingly, the fair value of the warrant liability of the private placement warrants as of September 30, 2021 was measured using the trading price of the public warrants.
The valuation of the Convertible Notes are based on certain significant inputs not observable in the market, and thus represents a level 3 measure. The key inputs to the valuation model include equity volatility, expected term, and risk-free interest rate.
A summary of the changes of the derivative liability and warrant liabilities is as follows (in thousands):

	Derivative liability	Legacy Proterra warrant liability	Private placement warrant liability	Public warrant liability
Fair value as of December 31, 2020	$70,870	$39,670	$—	$—
Warrant liability acquired as part of the reverse recapitalization	—	—	57,610	84,640
Change in fair value	111,684	47,346	(37,829)	(48,288)
Reclassification of liability upon exercise of warrants	—	(17,696)	—	—
Reclassification of liability upon the reverse recapitalization	(182,554)	(69,320)	—	—
Fair value as of September 30, 2021	$—	$—	$19,781	$36,352
The change in fair value of derivative and warrant liabilities is recorded in the statements of operations.
5.    Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$67,924	$44,978
Cash equivalents	212,613	65,741
Total cash and cash equivalents	$280,537	$110,719

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of such amounts shown on the statements of cash flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$280,537	$110,719
Restricted cash, current portion	10,890	8,397
Restricted cash, net of current portion	1,675	4,581
Total restricted cash	12,565	12,978
Total cash and cash equivalents, and restricted cash	$293,102	$123,697

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$49,880	$31,148
Work in progress	27,033	8,042
Finished goods	19,561	47,756
Service parts	6,221	5,384
Total inventories	$102,695	$92,330
The Company recorded a write-down of excess or obsolete inventories to cost of goods sold of $0.6 million and $1.3 million for the three and nine months ended September 30, 2021, and $0.7 million and $2.5 million for the three and nine months ended September 30, 2020, respectively.
Property, plant, and equipment, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer hardware	$5,099	$4,708
Computer software	9,445	8,849
Internally used vehicles and charging systems	19,260	19,136
Leased vehicles and batteries	7,027	7,081
Leasehold improvements	10,459	10,234
Machinery and equipment	24,995	26,026
Office furniture and equipment	1,859	1,854
Tooling	20,782	21,727
Finance lease right-of-use assets	179	179
Construction in progress	10,634	1,830
	109,739	101,624
Less: Accumulated depreciation and amortization	(56,680)	(48,037)
Total	$53,059	$53,587
As of September 30, 2021 and December 31, 2020, construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date.
For the nine months ended September 30, 2021, the Company billed approximately $1.4 million of reimbursable equipment costs under the 2019 grant agreement with the California Energy Commission, and offset the costs of machinery and equipment.
For the three and nine months ended September 30, 2021, depreciation and amortization expense was $3.9 million and $11.7 million, respectively. For the three and nine months ended September 30, 2020, depreciation and amortization expense was $3.7 million and $11.5 million, respectively.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and related expenses	$6,827	$6,695
Accrued sales and use tax	1,075	975
Warranty reserve	8,117	6,121
Financing obligation	2,346	3,056
Accrued audit and accounting related expenses	683	428
Accrued charger installation costs	1,020	769
Accrued legal expenses	312	510
Other accrued expenses	2,680	1,182
Total	$23,060	$19,736
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Warranty reserve	$13,395	$12,461
Finance lease liabilities, non-current	95	117
Total	$13,490	$12,578

In July 2016, the Company entered into a bus sale and lease transaction for ten Catalyst buses. These buses are leased to other parties for five years by the customer. At the end of the lease term, in the fourth quarter of 2021, the Company has an obligation to repurchase the buses back from the customer. The Company makes a portion of the monthly lease payments directly to the customer and also provide a guarantee to the customer on the remaining lease payments if the lessee fails to pay. The Company received $6.0 million from the customer directly upon delivery in 2016. Under U.S. GAAP, this sales transaction is considered as a borrowing and the lease transaction is considered as an operating lease.
The financing obligation was $2.3 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively. Interest expense on the financing obligation is recognized using the effective interest method. The monthly lease payment is recognized as leasing revenue. The costs of the buses are recorded as leased vehicles in property, plant, and equipment on the balance sheets.
6.    Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior Credit Facility	$—	$16,809
PPP loan	10,000	10,000
Convertible Notes	95,896	106,443
Total debt	105,896	133,252
Less debt, current	10,000	—
Debt, non-current	$95,896	$133,252
Senior Credit Facility
In May 2019, the Company entered into a Loan, Guaranty and Security Agreement for a senior secured asset-based lending facility (the “Senior Credit Facility”) with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $15.0 million letter of credit sub-line. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days written notice.
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
In June 2021, the Company made a $17.1 million payment and there was no principal outstanding as of September 30, 2021. The unamortized debt issuance costs of $0.2 million as of September 30, 2021 was recorded in the prepaid expenses and other current assets and other assets on the balance sheets. While there is no debt liability outstanding under this facility, the Company has an aggregate of $10.4 million letters of credit outstanding, using some available capacity, as of September 30, 2021.
Small Business Administration Loan
In May 2020, the Company received Small Business Administration (“SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (“the PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note and matures on May 6, 2022. As of September 30, 2021, the interest rate was 1.0% per annum and payable monthly commencing in October 2021. All or a portion of the PPP loan may be forgiven by the SBA upon application with supporting documentation of expenditures in accordance with SBA requirements, which include employees being kept on the payroll for eight weeks after the date of the loan and the proceeds being used for payroll, rent, mortgage interest, or utilities.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The amortization expense of debt discount and issuance costs was $3.2 million and $31.5 million for the three and nine months ended September 30, 2021, respectively. The amortization expense of debt discount and issuance costs was $1.9 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Principal	$153,500	$200,000
PIK interest	7,994	3,501
Total principal	161,494	203,501
Less debt discount and issuance costs	(65,598)	(97,058)
Total Convertible Notes	$95,896	$106,443
As of September 30, 2021, the contractual future principal repayments of the total debt were as follows (in thousands):

2022	$10,000
2025 (1)	161,494
Total debt	$171,494
__________________
(1)Including PIK interest added to principal balance through September 30, 2021.
7.    Leases
As a Lessor
The net investment in leases consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Net investment in leases, current	$411	$398
Net investment in leases, non-current	4,838	3,101
Total net investment in leases	$5,249	$3,499
Interest income from accretion of net investment in leases is not material in the three and nine months ended September 30, 2021 or 2020.
In the nine months ended September 30, 2021, the Company assigned one operating lease and one sales-type lease. The Company received a total of $1.2 million in cash, and recorded $0.4 million in product revenue for the assigned operating lease in the statement of operations.
Future minimum payments receivable from operating and sales-type leases as of September 30, 2021 for each of the next five years are as follows:

	Operating leases	Sales-type leases
Remainder of 2021	$—	$99
2022	—	395
2023	—	469
2024	—	485
2025	—	758
Thereafter	—	3,592
Total minimum lease payments	$—	$5,798
As a Lessee
The Company leases its office and manufacturing facilities in Burlingame and City of Industry, California, Greenville, South Carolina, and Rochester Hills, Michigan under operating lease agreements with various expiration dates through 2026.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In June 2018, the Company entered into an agreement to sublease its office facilities in Rochester Hills, Michigan from July 2018 to October 2023. The sublease income is recorded in the other expense (income), net on the statement of operations.
Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Remainder of 2021	$1,036
2022	3,650
2023	2,808
2024	1,685
2025	1,039
Thereafter	443
Total undiscounted lease payment	10,661
Less: imputed interest	(775)
Total operating lease liabilities	$9,886

Operating lease expense was $1.0 million for the three months ended September 30, 2021 and 2020, and $3.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Short-term and variable lease expenses for the three and nine months ended September 30, 2021 and 2020 were not material.
Supplemental cash flow information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(3,050)	$(1,901)
In the nine months ended September 30, 2021, $1.5 million operating lease right-of-use assets were obtained in exchange for lease liabilities, and the cash flow from financing leases was not material. In the nine months ended September 30, 2020, the cash flow from financing leases and right-of-use assets obtained in exchange for lease obligations were not material.
Operating lease right-of-use assets and liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$9,234	$10,310
Operating lease liabilities, current	3,583	3,153
Operating lease liabilities, non-current	6,303	7,891
Total operating lease liabilities	$9,886	$11,044
The weighted average remaining lease term and discount rate of operating leases are 3.3 years and 4.6%, respectively, as of September 30, 2021.
As of September 30, 2021, the Company had no significant additional operating leases and finance leases that have not yet commenced.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Commitments and Contingencies
Purchase Commitments
As of September 30, 2021, the Company had outstanding inventory and other purchase commitments of $623.7 million.
Letters of Credit
As of September 30, 2021, the Company had letters of credit outstanding totaling $10.5 million, which will expire over various dates in 2021 and 2022.
Guarantees
The Company provides guarantees of lease payments for vehicles under the financing transaction discussed in Note 5, in the event the lessee does not make payments to the financing company.
The Company regularly reviews its performance risk under the arrangement, and in the event that it becomes probable that it will be required to perform under a guarantee, the fair value of probable payment will be recorded. No guarantee liability was recorded as of September 30, 2021 and December 31, 2020.
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
As of September 30, 2021 and December 31, 2020, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.
9.    Stockholders’ Equity
On June 14, 2021, the Merger was consummated and, following the Closing, the Company is authorized to issue 510,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2021, 212,827,249 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.
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
In August 2021, in order to satisfy the withholding tax liability of certain employees who received the First Earnout Shares, the Company repurchased 64,304 shares of common stock from these employees for $634,037. The repurchased shares were retired immediately.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company had reserved shares of common stock for issuance as follows (in thousands):

September 30, 2021
2010 Equity Incentive Plan	21,654
2021 Equity Incentive Plan	10,591
2021 Employee Stock Purchase Plan	1,630
Warrants	24,862
Earnout Stock	18,009
Total	76,746
10.     Warrants
Public Warrants
Public warrants were only exercisable for a whole number of shares of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 25, 2021, provided in each case that the Company had an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the warrants and a current prospectus relating to them was available (or the Company permitted holders to exercise their warrants on a cashless basis under the circumstances specified in the Amended and Restated Warrant Agreement) and such shares were registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants were to expire June 14, 2026 or earlier upon redemption or liquidation.
The Company had agreed that it would use its commercially reasonable efforts to maintain the effectiveness of the registration statement and a current prospectus relating to those shares of common stock until the warrants expired or were redeemed, as specified in the Amended and Restated Warrant Agreement. During any period when the Company failed to maintain an effective registration statement covering the issuance of the common stock issuable up exercise of the warrants, holders of the warrants had the right to exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
Once the warrants became exercisable, the Company was able to redeem the outstanding warrants (except as described herein with respect to the private placement warrants):
Redemption of warrants when the price per share of common stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the common stock equaled or exceeded $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sent the notice of redemption to the warrant holders.
The Company was not able to redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the common stock issuable upon exercise of the warrants was then effective and a current prospectus relating to those common stock was available throughout the 30-day redemption period. If and when the warrants became redeemable by the Company, the Company was able to exercise its redemption right even if the Company was unable to register or qualify the underlying securities for sale under all applicable state securities laws.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Redemption of warrants when the price per share of common stock equals or exceeds $10.00.
Once the warrants became exercisable, the Company was able to redeem the outstanding warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders were able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the make-whole exercise table specified in the Amended and Restated Warrant Agreement, based on the redemption date and the “fair market value” of common stock (as provided in such table) except as otherwise provided for in the Amended and Restated Warrant Agreement; and
•if, and only if, the closing price of the shares of common stock equaled or exceeded $10.00 per public share (as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sent the notice of redemption to the warrant holders.
In addition, if the closing price of the common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sent the notice of redemption to the warrant holders was less than $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, reclassifications, recapitalizations and the like), the private placement warrants could also be, and were, concurrently called for redemption on the same terms as the outstanding public warrants, as described above.
Beginning on the date the notice of redemption was given until the warrants were redeemed or exercised, holders were able to elect to exercise their warrants on a cashless basis.
The public warrants were classified as liabilities as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. Immediately prior to the Closing, the warrant liability was $84.6 million. Such warrants were measured at fair value, subject to remeasurement at each balance sheet date.
Private Placement Warrants
Except as described below, the private placement warrants had terms and provisions that were identical to those of the public warrants. The private placement warrants (including the shares of common stock issuable upon exercise of the private placement warrants) were not transferable, assignable or salable until July 14, 2021, except pursuant to limited exceptions to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, and they were not redeemable by the Company, except as described above when the price per share of common stock equaled or exceeded $10.00, so long as they were held by the Sponsor or its permitted transferees (except as otherwise set forth herein). The Sponsor, or its permitted transferees, had the option to exercise the private placement warrants on a cashless basis. If the private placement warrants were held by holders other than the Sponsor or its permitted transferees, the private placement warrants were redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the public warrants. Any amendment to the terms of the private placement warrants or any provision of the Amended and Restated Warrant Agreement with respect to the private placement warrants required a vote of holders of at least 65% of the number of the then outstanding private placement warrants.
The private placement warrants were classified as liabilities as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. Immediately prior to the Closing, the warrant liability was $57.6 million. Such warrants were measured at fair value, subject to remeasurement at each balance sheet date.
On September 27, 2021, the Company announced that it would be redeeming all of its outstanding public warrants and private placement warrants (collectively, the “Warrants”) based on the terms in the Amended and Restated Warrant Agreement dated June 14, 2021. On October 29, 2021 (the “Redemption Date”), any Warrants that remained unexercised became void and no longer exercisable, and the holders of those Warrants were entitled to receive only the redemption price of $0.10 per Warrant. In connection with the redemption, holders of Warrants had the option to either exercise the Warrants in cash or on a “cashless” basis to receive 0.255 shares of common stock per warrant. See Note 14, Subsequent events.
Legacy Proterra Warrants

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021, the Company had 3,422,794 common stock warrants outstanding exchanged for Legacy Proterra warrants, including 3,421,902 warrants issued to the holders of Convertible Notes as described in Note 6.
Activity of warrants in the nine months period ended September 30, 2021 is as follows:

	Public warrants	Private placement warrants	Other warrants	Total warrants
Outstanding as of December 31, 2020	—	—	5,104,030	5,104,030
Issued as part of the Merger	13,874,994	7,550,000	—	21,424,994
Exercised [1]	—	—	(1,681,236)	(1,681,236)
Outstanding as of September 30, 2021	13,874,994	7,550,000	3,422,794	24,847,788
__________________
1. Certain warrant holders elected to net exercise their warrants, and as a result, an aggregate of 1,564,958 shares of common stock were issued.
11.    Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
Legacy Proterra’s 2010 Equity Incentive Plan (the “2010 Plan”) was terminated upon the effective date of Proterra’s 2021 Equity Incentive Plan (the “2021 Plan”), and accordingly, no shares will be available for grant under the 2010 Plan. Upon Closing, the outstanding awards under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, the exchanged options continue to be subject to the terms of the 2010 Plan and applicable award agreements. As of September 30, 2021, options to purchase 21,653,662 shares of common stock remained outstanding under the 2010 Plan.
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
Stock option and RSU awards generally vest annually over a four-year period. Certain awards have shorter vesting periods.
2021 Employee Stock Purchase Plan
Proterra’s 2021 Employee Stock Purchase Plan (the “ESPP”), including the authorization of the initial share reserve thereunder, was adopted by the ArcLight Board prior to the Closing, approved by ArcLight’s shareholders on June 11, 2021, and became effective upon the Closing Date.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020 (1)	20,178,784	3.81	7.4	$65,056
Granted	674,643	9.86
Exercised	(1,676,533)	3.24
Cancelled/forfeited/expired	(513,463)	5.09
Balance as of September 30, 2021 (2)	18,663,431	4.04	6.9	$113,302
Exercisable as of September 30, 2021 (3)	12,592,271	3.35	6.0	$85,124
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares outstanding, of which 502,031 shares vested and exercisable as of December 31, 2020. Refer to section below for further details.
(2)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares outstanding as of September 30, 2021.
(3)Excluding 1,004,064 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of September 30, 2021.
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $10.3 million for the nine months ended September 30, 2021. The total estimated grant date fair value of stock options vested was $10.2 million for the nine months ended September 30, 2021. As of September 30, 2021, the total unrecognized stock-based compensation expense related to outstanding stock options was $27.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Determining Fair Value of Stock Options
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term (in years)	6.2	6.0
Risk-free interest rate	1.0%	0.5%
Expected volatility	53.9%	73.1%
Expected dividend rate	—	—
Restricted Stock Units
A summary of the Company's RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2020	—	$—	$—
Granted	857,199	11.33
Vested	—	—
Forfeited	(9,441)	11.33
Balance as of September 30, 2021	847,758	$11.33	$8,571
During the three and nine months ended September 30, 2021, the Company granted RSUs to certain employees. All RSUs are subject to a time-based vesting condition for approximately four years.
As of September 30, 2021, the total unrecognized stock-based compensation expense related to outstanding RSUs was $9.3 million, which is expected to be recognized over a weighted-average period of 3.6 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$319	$235	$865	$688
Research and development	567	461	1,625	1,183
Selling, general and administrative	2,292	1,984	8,775	5,680
Total stock-based compensation expense	$3,178	$2,680	$11,265	$7,551
12.    Net Income (Loss) Per Share
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The computation of the Company’s basic and diluted net income (loss) per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$36,321	$(46,860)	$(204,868)	$(94,384)
Effect of dilutive securities:
Gain on valuation of warrant liabilities	(73,197)	—	—	—
Interest expense to be recognized upon conversion of Convertible Notes (1)	(61,774)	—	—	—
Numerator for diluted EPS - Net loss after the effect of dilutive securities	$(98,650)	$(46,860)	$(204,868)	$(94,384)
Denominator:
Basic weighted average shares (2)	212,071	4,406	89,233	4,139
Dilutive impact of public and private placement warrants	594	—	—	—
Convertible Notes (1)	24,300	—	—	—
Diluted weighted average shares	236,965	4,406	89,233	4,139
Net income (loss) per share of common stock:
Basic	$0.17	$(10.64)	$(2.30)	$(22.80)
Diluted	$(0.42)	$(10.64)	$(2.30)	$(22.80)
_____________
(1)Adjustment is under the “if-converted” method, and includes write-off of $68.8 million unamortized debt discount of the Convertible Notes as of June 30, 2021, offset by the $7.0 million interest expense recorded in net income of the third quarter of 2021.
(2)Includes the remaining outstanding warrants issued in connection with the Convertible Notes with an exercise price of $0.02 per share as of the Closing Date. The exercise of these warrants is virtually assured based on common stock trading price since the Closing Date. Therefore, the outstanding shares are included in the denominator of both the basic and diluted EPS calculation. In addition, prior to the Closing Date, such warrants were liability classified, and accordingly excluded from EPS calculation.

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
Prior to the Closing Date, the Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as the convertible preferred stock were participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method did not impact the net loss per share of common stock as the Company was in a loss position for each of the periods presented and holders of convertible preferred stock did not participate in losses. Post the Closing Date, the Company applies the treasury stock method when calculating the diluted net income (loss) per share of common stock and “if-converted” method for Convertible Notes when applicable.
Since the Company was in a loss position after the effect of dilutive securities, no adjustment is required to the weighted-average shares used in computing the diluted net income (loss) per share as the inclusion of all potential common stock shares outstanding would have been anti-dilutive. The potentially dilutive securities were as follows (in thousands):

September 30, 2021
Stock options and RSUs	22,858
Other warrants to purchase common stock	1
22,859

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.    401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides a matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $0.6 million and $0.5 million in the three months ended September 30, 2021 and 2020, and $1.8 million and $1.4 million in the nine months ended September 30, 2021 and 2020, respectively.
14.    Subsequent Events
On September 27, 2021, the Company announced that it would be redeeming all of its outstanding public warrants and private placement warrants. In connection with the redemption, in October 2021, 10,599 public warrants were exercised for cash resulting in the issuance of 10,599 shares of common stock for an aggregate exercise price of $121,889, 13,436,250 public warrants and 7,550,000 private placement warrants were exercised on “cashless basis” resulting in the issuance of 5,351,231 shares of common stock, and 428,145 public warrants were redeemed for cash for an aggregate redemption price of $42,815.
These warrants were classified as liability prior to exercise and measured at fair value with the change in fair value reported in the statement of operations. Upon any exercise of such warrants to common stock, the carrying amount of the warrant liability was reclassified to stockholders’ equity. In October 2021, $2.7 million gain in change in fair value was recorded in the statement of operations, and $53.4 million of the carrying amount of the warrant liability was reclassified to stockholder’s equity.

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
While our business has historically been centered on the development and sale of electric transit buses, the increased significance of revenue from Proterra Powered has caused us to consider reorganizing into two business units with three business lines, each of which addresses a critical component of the commercial vehicle electrification value proposition in a complementary and self-reinforcing manner:
•Proterra Powered and Energy is our business unit that is responsible for providing our technology solutions to commercial vehicle manufacturers and owners of commercial fleets, and is comprised of two business lines.
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
•Proterra Transit is our business unit that designs, develops, manufactures, and sells electric transit buses as an OEM for North American public transit agencies, airports, universities, and other commercial transit fleets. Proterra Transit offers an ideal venue to showcase and validate our electric vehicle technology platform through rigorous daily use by a large group of sophisticated customers focused on meeting the wide-ranging needs of the communities they serve.
The first application of Proterra Powered’s commercial vehicle electrification technology was through Proterra Transit’s heavy-duty transit bus, which we designed from the ground up for the North American market. Proterra Powered has partnered with several OEMs in the school bus, step-van, motor coach and double-decker transit bus, shuttle bus, international transit bus, construction and mining and last-mile delivery vehicle markets. Through September 30, 2021, Proterra Powered has delivered battery systems and electrification solutions for 264 vehicles to our OEM partner customers.
In addition, Proterra Energy has established itself as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting their logistical constraints and continuous service requirements. As of September 30, 2021, we had installed approximately 59 MW of charging infrastructure across more than 680 charge points throughout North America.
Through September 30, 2021, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered and Proterra Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through September 30, 2021, our chief operating decision maker, the Chief Executive Officer, reviewed financial information presented at the entity level for ongoing operations and for internal planning and forecasting purposes, and we had a single reportable segment.
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
Enhanced by Proterra Powered’s high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has delivered more than 50% of all the electric transit buses in North America between 2012 and 2019. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database, as well as airports, universities, hospitals, and corporate shuttles. As of September 30, 2021, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our strategy is to maintain the No. 1 market share of the North American electric transit bus market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 700 vehicles on the road which have accumulated more than 20 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
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
We have significant manufacturing capacity already in place and at scale with approximately 350,000 square feet of manufacturing space across three facilities in two states. In City of Industry, California, we operate a battery production facility as well as a bus manufacturing facility. We also operate a battery production facility in Burlingame, California. Our largest bus manufacturing facility is located in Greenville, South Carolina. Battery manufacturing capacity at our City of Industry facility, once fully staffed on a three shift structure, is 675 megawatt-hours (“MWh”), sufficient to supply batteries for both our total bus manufacturing capacity of 680 transit buses across our two bus assembly facilities in Greenville, SC and City of Industry, CA, as well as more than 350 MWh of Proterra Powered batteries for third-party customers, equivalent to 1,500 school buses and/or delivery vehicles per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we manufacture our battery packs in two widths and heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the nine months ending September 30, 2020 our battery production was 84.0 MWh and in the nine months ended September 2021 our production was 145.1 MWh, a 73% increase year over year. As we increase our production volumes, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. We currently have sufficient capacity to fulfill our current backlog and anticipated near-term growth.
For the nine months ended September 30, 2021 and 2020, our total revenue was $174.4 million and $142.8 million, respectively. We had a gross profit of $4.8 million and $6.4 million for the nine months ended September 30, 2021 and 2020, representing a gross margin of 3% and 5%, respectively. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and as a result, generated losses from operations of $86.8 million and $66.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Key metrics and select financial data
Deliveries
We delivered 154 and 122 vehicles in the nine months ended September 30, 2021 and 2020, respectively. We delivered battery systems for 134 and 74 vehicles in the nine months ended September 30, 2021 and 2020, respectively.
Deliveries is an indicator of our ability to convert awarded orders into revenue and demonstrates the scaling of our operations. Vehicles delivered represents the number of buses that have been accepted by our Proterra Transit customers during a period. Customers will accept a bus when they determine the bus meets their service requirements. Battery systems delivered represents the battery systems sold to OEMs that have met revenue recognition criteria during a period and is measured based on the number of underlying vehicles in which they are to be used. In addition to batteries, battery systems could include drivetrains and high voltage systems and controls, depending upon the customer contract.
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

	Three Months Ended
(in thousands)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Adjusted EBITDA Reconciliation:
Net income (loss)	$36,321	$(189,027)	$(52,162)	$(32,623)	$(46,860)	$(22,699)	$(24,825)
Add (deduct):
Interest expense, net	6,362	29,129	8,797	8,849	5,198	727	639
Provision for income taxes	—	—	—	22	—	—	—
Depreciation and amortization expense	3,938	3,978	3,759	4,043	3,696	4,091	3,706
Stock-based compensation expense	3,178	5,090	2,997	2,731	2,680	2,446	2,425
(Gain) loss on valuation of derivative and warrant liabilities	(73,197)	129,789	16,321	(6,072)	19,061	—	—
Asset impairment charge	—	—	—	121	—	—	—
Adjusted EBITDA	$(23,398)	$(21,041)	$(20,288)	$(22,929)	$(16,225)	$(15,435)	$(18,055)
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
We received $649.3 million in net cash proceeds upon Closing to fund our growth initiatives, including research and development and our next-generation battery program.
Key factors affecting our performance
COVID-19 Pandemic:
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. Our manufacturing operations, and our transit agency customers, have been designated as an “Essential Business” under applicable public health orders. We made adjustments to our business operations and have continued to operate with limited interruptions since March 2020 with no material adverse impact to our operations, financial position, or liquidity through September 30, 2021. Most recently, during the third quarter of 2021, our vehicle deliveries were impacted by constraints and inefficiencies in production driven by shortages in parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. Although we achieved revenue growth during the three and nine months ended September 30, 2021 compared to 2020, these disruptions decreased our revenue and increased our overhead, and our results for the fourth quarter of 2021 may continue to be impacted by supply chain issues. More generally, the COVID-19 pandemic is currently expected to continue to have an impact on our results of operations, financial position, and liquidity. If the outbreak, and related shutdowns, logistics delays, part shortages, production inefficiencies or extended customer order and acceptance processes, are prolonged or worsen, including as a result of variant strains of the virus, it could lead to more significant delays in production, the signing of new customer contracts, and customer acceptances of near-term deliveries.
Ability to sell additional powertrains, vehicles, chargers and other products to new and existing customers
Our results will be impacted by our ability to sell our battery systems, electrification solutions including charging and energy management software, and electric transit buses, to new and existing customers. We have had initial success with Proterra Powered establishing strategic partnerships and with Proterra Transit selling electric transit buses and chargers to more than 150 customers. Our growth opportunity is dependent on commercial vehicle manufacturers electrifying their product offerings and increasing production as well as transit agencies electrifying more of their fleets, both of which we believe will increase with continued improvement in battery performance and costs over time. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. In order to sell additional products to new and existing customers, we will need to continue to invest significant resources in our products and services. If we fail to make the right investment decisions in our technology and electrification solutions, including our battery systems and electrification and charging solutions, if customers do not adopt our technology or our products and services, or if our competitors are able to develop technology or products and services that are superior to ours, our business, prospects, financial condition, and operating results could be adversely affected.

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
Continued emissions regulation and environmental stewardship
Our business benefits from international, federal, state, and local government interest in regulating air pollution and greenhouse gas emissions that contribute to global climate change. In July 2020, 15 states, including California and New York, pledged to work jointly towards a unified goal of zero emissions for 100% of new sales of medium- and heavy-duty commercial vehicles by 2050. In August 2019, the European Union passed Regulation 2019/1242, mandating a reduction in emissions from new trucks by 2025 and 2030. In addition, a growing number of cities and transit agencies have pledged to convert their entire transit bus fleets to zero-emission vehicles by a specific target date, and many have already begun to purchase electric vehicles in order to meet this goal. For example, on December 14, 2018, the California Air Resources Board adopted a state-wide mandate, the Innovative Clean Transit Rule, mandating transit agencies to commit to purchasing zero-emission buses starting in 2029. The Infrastructure Investment and Jobs Act passed by the U.S House of Representatives on November 5, 2021would provide additional funding for electric vehicles and electric vehicle charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including over $4.0 billion to replace existing buses with zero emission buses and at least $2.5 billion to replace existing school buses with zero emission school buses. The move away from diesel- and natural gas-powered commercial vehicles is a significant step forward to accelerate the use of advanced technologies in medium- and heavy-duty vehicles to meet air quality and public health, thereby boosting near-term deployment of battery-electric commercial vehicles. As legacy internal combustion engine technology becomes more heavily regulated and costly across the globe, commercial vehicle manufacturers are investing in electrification. While this investment may increase competition, we believe that it will also increase customer demand, and help build the necessary supply chain and adjacent industry investments to support powertrain electrification. However, the uncertainty related to the passage of new legislation could impact the timing and number of vehicle orders, and any reduction in governmental interest in emissions regulation could negatively impact our business prospects or operating results.
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
Operating expenses
Research and development.    Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials, depreciation expense, and allocated overhead costs. Through September 30, 2021, we have expensed certain software development costs related to our fleet and energy management platform as incurred because technological feasibility has not been fully achieved. We intend to continue to make significant investments in developing new products and enhancing existing products. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.
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
(Gain) loss on valuation of derivative and warrant liabilities
(Gain) loss on valuation of derivative and warrant liabilities relates to the changes in the fair value of derivative and warrant liabilities, which are subject to remeasurement at each balance sheet date.
Other expense, net
Other expense, net primarily relates to currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, sublease income, amortization of short-term investment premium/discount and other non-operational financial gains or losses.

Results of operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Product revenue	$59,907	$46,142	$167,401	$137,253
Parts and other service revenue	2,034	1,395	7,048	5,543
Total revenue	61,941	47,537	174,449	142,796
Product cost of goods sold	57,034	43,949	162,513	130,505
Parts and other service cost of goods sold	2,244	1,679	7,089	5,862
Total cost of goods sold (1)	59,278	45,628	169,602	136,367
Gross profit (loss)	2,663	1,909	4,847	6,429
Research and development (1)	11,296	9,229	31,311	26,133
Selling, general and administrative (1)	21,123	15,240	60,327	47,165
Total operating expenses	32,419	24,469	91,638	73,298
Loss from operations	(29,756)	(22,560)	(86,791)	(66,869)
Interest expense, net	6,362	5,198	44,288	6,564
(Gain) loss on valuation of derivative and warrant liabilities	(73,197)	19,061	72,913	19,061
Other expense, net	758	41	876	1,890
Income (loss) before income taxes	36,321	(46,860)	(204,868)	(94,384)
Provision for income taxes	—	—	—	—
Net income (loss)	$36,321	$(46,860)	$(204,868)	$(94,384)
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$319	$235	$865	$688
Research and development	567	461	1,625	1,183
Selling, general and administrative	2,292	1,984	8,775	5,680
Total stock-based compensation expense	$3,178	$2,680	$11,265	$7,551

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue	97%	97%	96%	96%
Parts and other service revenue	3	3	4	4
Total revenue	100	100	100	100
Product cost of goods sold	92	92	93	91
Parts and other service cost of goods sold	4	4	4	4
Total cost of goods sold (1)	96	96	97	95
Gross profit	4	4	3	5
Research and development (1)	18	19	18	18
Selling, general and administrative (1)	34	32	35	33
Total operating expenses	52	51	53	51
Loss from operations	(48)	(47)	(50)	(46)
Interest expense, net	10	11	25	5
(Gain) loss on valuation of derivative and warrant liabilities	(118)	40	42	13
Other (income) expense, net	1	—	1	1
Income (Loss) before income taxes	59	(98)	(118)	(65)
Provision for income taxes	—	—	—	—
Net income (loss)	59%	(98)%	(118)%	(65)%
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	1%	—%	—%	—%
Research and development	1	1	1	1
Selling, general and administrative	4	4	5	4
Total stock-based compensation expense	5%	6%	6%	5%
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Product revenue	$59,907	$46,142	$13,765	30%	$167,401	$137,253	$30,148	22%
Parts and other service revenue	2,034	1,395	639	46	7,048	5,543	1,505	27
Total revenue	$61,941	$47,537	$14,404	30%	$174,449	$142,796	$31,653	22%
Total revenue increased by $14.4 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to a $18.8 million increase from sale of buses. We delivered 52 buses in the three months ended September 30, 2021 as compared to 33 buses delivered in the three months ended September 30, 2020. The three months ended September 30, 2020 were impacted by COVID-19 as we slowed production to mitigate for any potential supply risks or impacts to our employees. We delivered battery systems for 78 and 32 vehicles in the three months ended September 30, 2021 and 2020, respectively. As a result, revenue for these systems increased by $4.7 million in the three months ended September 30, 2021. Revenue from charging systems and installation decreased by $10.5 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This year over year decrease in revenue from charging systems and installations was due to higher revenue in the three months ended September 20, 2020 resulting from certain large infrastructure projects completed in that quarter and lower revenue in the three months ended September 30, 2021 resulting from supplier constraints and delays in equipment delivery.

Total revenue increased by $31.7 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to $26.9 million increase from sale of buses and a $7.9 million increase from battery systems but was offset by a $3.5 million decrease in revenue from charging systems and installation. We delivered 154 buses in the nine months ended September 30, 2021 as compared to 122 buses delivered in the nine months ended September 30, 2020. We delivered battery systems for 134 and 74 vehicles in the nine months ended September 30, 2021 and 2020, respectively. Revenue from charging systems and installation declined in the nine months ended September 30, 2021 mainly due to a supplier constraint which led to delays in equipment delivery as well as timing of certain large projects that were completed in the third quarter of 2020.
Cost of goods sold and gross profit

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Product cost of goods sold	$57,034	$43,949	$13,085	30%	$162,513	$130,505	$32,008	25%
Parts and other service cost of goods sold	2,244	1,679	565	34	7,089	5,862	1,227	21
Total cost of goods sold	59,278	45,628	13,650	30	169,602	136,367	33,235	24
Gross profit	$2,663	$1,909	$754	39%	$4,847	$6,429	$(1,582)	(25)%
Cost of goods sold increased by $13.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The $13.1 million increase in product cost of goods sold in the three months ended September 30, 2021 was primarily driven by the increase in vehicles delivered and lower productivity levels in the production process as part shortages led to inefficiency. The $0.6 million increase in parts and other service cost of goods sold was the result of the increased cost of the service department.
Cost of goods sold increased by $33.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The $32.0 million increase in product cost of goods sold in the nine months ended September 30, 2021 was primarily driven by the increase in vehicles delivered and an increase in product warranty expense. The $1.2 million increase in parts and other service cost of goods sold was the result of the increased volume and product mix of prototype revenue and increased cost of the service department.
Gross profit increased by $0.8 million to $2.7 million in the three months ended September 30, 2021 compared to $1.9 million in the three months ended September 30, 2020. Gross profit decreased by $1.6 million in the nine months ended September 30, 2021 compared the nine months ended September 30, 2020. Gross profit was negatively impacted by unabsorbed labor and manufacturing overhead costs caused by COVID-19 related supply chain interruption and delays in production for all the periods presented.
Operating expenses
Research and development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Research and development	$11,296	$9,229	$2,067	22%	$31,311	$26,133	$5,178	20%
Research and development expense increased by $2.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The $2.1 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $2.0 million to support increased product development efforts.
Research and development expense increased by $5.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The $5.2 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $4.4 million to support the increased product development efforts, and an increase in IT expense of $0.6 million.

Selling, general and administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Selling, general and administrative	$21,123	$15,240	$5,883	39%	$60,327	$47,165	$13,162	28%
Selling, general and administrative expense increased by $5.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The $5.9 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $2.4 million, an increase in insurance expense of $1.4 million, an increase in professional fees of $0.8 million, an increase in IT expense of $0.5 million due to increased cybersecurity measures, more users and incremental data usage costs, and an increase in travel expense of $0.5 million, as COVID-19 restrictions have relaxed.
Selling, general and administrative expense increased by $13.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The $13.2 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $6.9 million, an increase in legal fees and potential settlement expenses of $3.1 million, an increase in insurance expense of $2.1 million, and an increase in IT expense of $1.5 million due to increased cybersecurity measures, more users and incremental data usage costs.
Interest expense, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Interest income	$(749)	$(56)	$(693)	1238%	$(458)	$(177)	$(281)	159%
Interest expense	7,111	5,254	1,857	35	44,746	6,741	38,005	564
Interest expense, net	$6,362	$5,198	$1,164	22%	$44,288	$6,564	$37,724	575%
Interest expense, net increased by $1.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to higher average debt levels in the quarter driving higher interest expense, offset by higher interest income on higher cash and investment balances. Interest expense, net increased by $37.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was primarily due to the write-off of $21.0 million of unamortized debt issuance costs associated with the secured convertible promissory notes (the “Convertible Notes”) with an original aggregate principal of $46.5 million that were converted upon the Closing of the Merger, and additional interest expense resulting from the original aggregate principal of $200.0 million of Convertible Notes issued in August 2020. These amounts were offset by increased interest income earned on investments from cash equivalents and short-term investments. For more information regarding the Convertible Notes, see “—Liquidity and capital resources” below.
(Gain) loss on valuation of derivative and warrant liabilities

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
(Gain) loss on valuation of derivative and warrant liabilities	$(73,197)	$19,061	$(92,258)	NM	$72,913	$19,061	$53,852	NM
The $73.2 million gain in the three months ended September 30, 2021 was attributable to the $31.7 million and $41.5 million change in fair value when revaluing the liabilities arising from the private placement warrants and public warrants, respectively.
The $72.9 million loss in the nine months ended September 30, 2021 was related to losses on revaluation of the derivative and warrant liabilities arising from the Convertible Notes of $111.7 million and $47.3 million, respectively, offset by the $37.8 million and $48.3 million gains recognized on revaluation of the liabilities arising from the private placement warrants and public warrants, respectively.

The $19.1 million loss in the three and nine months ended September 30, 2020 was mainly related to the fair value change of derivative liabilities arising from the Convertible Notes.
Other expense, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Other expense, net	$758	$41	$717	1749%	$876	$1,890	$(1,014)	(54)%
Other expense, net includes currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, sublease income and other non-operational financial losses. In the three months ended September 30, 2021, other expense increased by $0.7 million compared to the three months ended September 30, 2020, mainly due to amortization of short-term investment premiums. In the nine months ended September 30, 2021, we recognized other expense of $0.9 million, compared to $1.9 million for the nine months ended September 30, 2020. The higher expense in the nine months ended September 30, 2020 was mainly due to foreign exchange rate fluctuations in the first quarter of 2020, and other non-operational financial gains or losses.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position and full valuation allowance, we have not recognized any material provision or benefit through September 30, 2021.
Liquidity and capital resources
As of September 30, 2021, we had cash and cash equivalents and short-term investments of $727.5 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the improvement and expansion of new and existing manufacturing facilities, working capital, debt service, and general corporate needs. Prior to the Business Combination, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, and payments received from customers.
We believe that our sources of existing cash and cash equivalents and short-term investments, funds raised in connection with the Business Combination and the PIPE Financing, funds available under our Senior Credit Facility described in more detail below, and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, if we are unable to generate sufficient cash flows from operations in the future, or fund availability under our Senior Credit Facility is not sufficient, we may have to obtain additional equity or debt financing. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in significant financial and operating covenants that would restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.
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
Senior Credit Facility
In May 2019, we entered into a Loan, Guaranty and Security Agreement (the “Senior Credit Facility”), which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior Credit Facility is available on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $15.0 million letter of credit sub-line. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at our option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days written notice.

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
As of September 30, 2021, we do not have an outstanding balance under this credit facility although we are utilizing the facility’s borrowing capacity for letters of credit.
Small Business Administration Loan
In May 2020, we received Small Business Administration (“SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (the “PPP loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP loan was in the form of a note that matures on May 6, 2022. As of September 30, 2021, the interest rate is 1.0% per annum and interest is payable monthly commencing in October 2021. All or a portion of the loan may be forgiven by the SBA upon application with supporting documentation of expenditures in accordance with SBA requirements, which include employees being kept on the payroll for eight weeks after the date of the loan and the proceeds being used for payroll, rent, mortgage interest, or utilities.
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
In connection with the issuance of the Convertible Notes, we issued to the purchasers of the Convertible Notes warrants to purchase 4.6 million shares of our stock at an exercise price of $0.02 per share. These warrants are freestanding financial instruments and, prior to the Closing, were classified as liability due to the possibility that they could become exercisable into Legacy Proterra convertible preferred stock. The warrant liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon any exercise of the warrants to common stock within 5 years from issuance date, the carrying amount of the warrant liability was reclassified to stockholders’ equity. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is Proterra common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity. The loss from change in fair value of the warrant liability was $47.3 million for the nine months ended September 30, 2021. An aggregate of $69.3 million in warrant liability was reclassified to additional paid-in capital upon exercise and consummation of the Merger. As of September 30, 2021, 3.4 million warrants were outstanding.
Prior to the Closing, the embedded features of the Convertible Notes were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in shares of our stock rather than cash, because the total number of shares of our stock delivered to settle these embedded features would predominantly have a fixed value. These conversion options were bifurcated and accounted for separately from the host debt instrument. The derivative liability of $68.5 million was initially measured at fair value on its issuance date and recorded as a debt discount and was amortized during the term of the Convertible Notes to interest expense using effective interest method. The derivative liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. The loss from the change in fair value of the derivative liability was $111.7 million for the nine months ended September 30, 2021. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes were no longer qualify for derivative accounting since the conversion price became fixed. The $182.6 million carrying amount of the embedded derivative, fair value as of the date of the Closing, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
As of September 30, 2021, the outstanding balance of the Convertible Notes was $161.5 million including PIK interest of $8.0 million.
Performance bonds and Letters of Credit
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. The collateral provided is shown as restricted cash on the balance sheet. As of September 30, 2021, we had $12.6 million of restricted cash related to performance bonds. We believe that we currently have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
We have a long-term supply agreement with a supplier, who requested that we provide a letter of credit as guarantee of payment. As of September 30, 2021, we had a $10.0 million standby letter of credit outstanding with this supplier.

Cash flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows (used in) provided by:
Operating activities	$(72,251)	$(59,592)
Investing activities	(391,865)	(44,741)
Financing activities	633,521	202,720
Net increase in cash and cash equivalents, and restricted cash	$169,405	$98,387
Operating activities
Net cash used in operating activities in the nine months ended September 30, 2021 was $72.3 million compared to $59.6 million in the nine months ended September 30, 2020. The increase of cash used in operating activities in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was mainly due to higher net losses and increases in working capital due to growth of our business. The increase in net loss of $110.5 million between the comparison periods included $53.9 million of non-cash loss on change in the fair value of derivative and warrant liabilities. Non-cash interest expense and debt discount and issuance costs amortization increased by $34.3 million and stock-based compensation expense increased by $3.7 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. In the nine months ended September 30, 2021, cash provided by operating activities included $22.0 million and $0.9 million related to accounts payable and accrued liabilities and other non-current liabilities, respectively, but was more than offset by cash used in inventory, accounts receivable, and prepaid expenses and other current assets of $9.6 million, $8.2 million, and $5.2 million respectively. In the nine months ended September 30, 2020, cash provided by operating activities included $5.3 million and $4.2 million related to deferred revenue and other non-current liabilities, respectively, and was more than offset by cash used in inventory, accounts payable and accrued liabilities, accounts receivable, and prepaid expenses and other current assets of $4.9 million, $4.1 million, $2.6 million and $2.6 million, respectively.
Investing activities
Net cash used in investment activities was $391.9 million in the nine months ended September 30, 2021 compared to $44.7 million in the nine months ended September 30, 2020. The $347.1 million increase was primarily driven by a net increase of $354.0 million related to the purchase of short-term investments net of maturity and sales offset by lower capital expenditures. The increased investment in short-term investments was driven by our investment of the net proceeds from the Business Combination. Capital expenditures decreased by $6.9 million due to higher spending in the nine months ended September 30, 2020 related to the expansion of battery production in our City of Industry facility.
Financing activities
Net cash provided by financing activities was $633.5 million for the nine months ended September 30, 2021 as compared to $202.7 million for the nine months ended September 30, 2020. The net cash provided by financing activities for the nine months ended September 30, 2021 primarily resulted from net proceeds of $644.8 million from the Business Combination and the PIPE Financing and $5.5 million from the exercise of stock options and warrants, which was partially offset by a Senior Credit Facility repayment of $17.1 million. In the nine months ended September 30, 2020, we received proceeds from borrowings of $200.0 million through the issuance of the Convertible Notes, $14.3 million under the Senior Credit Facility, and $10.0 million from the PPP loan, offset by a $12.8 million repayment under the Senior Credit Facility and a $10.0 million repayment of a prior credit facility with Hercules Capital, Inc.

Contractual obligations
The following table summarizes our non-cancelable contractual obligations as of September 30, 2021 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Leases(1)	$10,661	$3,960	$4,966	$1,735	$—
Debt principal(2)	171,494	10,000	—	161,494	—
Purchase obligations(3)	623,716	208,151	415,565	—	—
Total	$805,871	$222,111	$420,531	$163,229	$—
__________________
(1)Represents minimum operating lease payments under operating leases for office facilities and equipment, excluding potential lease renewals.
(2)Including PIK interest added to principal balance through September 30, 2021.
(3)Represents purchase orders or contracts for the purchase of certain goods and services and purchase commitments.
In August 2020, we entered into a Note Purchase Agreement for the Convertible Notes, which had an original aggregate principal amount of $200.0 million as of the issuance date (and an original aggregate principal amount of $153.5 million as of September 30, 2021) and will mature in August 2025. We may not prepay the Convertible Notes unless approved by the required holders of the Convertible Notes. The balances may be mandatorily converted into common stock if certain criteria met, pursuant to the terms specified in the Note Purchase Agreement. See Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details of conversion features.
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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign currency risks as follows:
Interest rate risk
As of September 30, 2021, we had cash and cash equivalents and short-term investments of $727.5 million. Our cash and cash equivalents and short-term investments are held primarily in U.S. treasury and corporate debt securities and money market funds. We believe that we do not have any material exposure to changes in fair value as a result of changes in interest rates due to the short-term nature of these instruments. We have not been exposed to material risks on investment income due to changes in interest rates given the low levels of interest being earned.
We are exposed to interest rate risk related to our indebtedness under the Senior Credit Facility that bears interest at floating rates based on the prime rate plus a specified margin. As of September 30, 2021, we had no principal outstanding under the Senior Credit Facility.
Foreign exchange risk
We are exposed to foreign currency exchange rate risk, primarily related to certain raw material purchases denominated in Euros and certain accounts receivables from one customer denominated in Canadian dollars. Payments denominated in foreign currencies represented less than 5% of our total payments during the nine months ended September 30, 2021. Revenue from the customer with accounts receivable denominated in Canadian dollars was not material in the nine months ended September 30, 2021. The customer with accounts receivable denominated in Canadian dollars accounted for approximately 10% of our total revenue in the nine months ended September 30, 2020. The exchange rate fluctuations accounted for $0.1 million of other expense in the nine months ended September 30, 2021, and $0.9 million of other expense in the nine months ended September 30, 2020. The higher expense in 2020 was mainly due to foreign exchange rate fluctuations in the first quarter of 2020 as global markets reacted to the COVID-19 pandemic. As a result, we believe that we currently do not have any material exposure to changes in foreign currency exchange rates.
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
As of September 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, we continue to be engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

Part II. Other Information
Item 1. Legal Proceedings
On February 10, 2021, a purported shareholder of ArcLight filed a complaint against ArcLight, ArcLight’s board of directors, Phoenix Merger Sub and Legacy Proterra in the Supreme Court of the State of New York for the County of New York, in a case captioned Ong v. ArcLight Clean Transition Corp., et al., Index No. 650965/2021. The Ong complaint alleged that ArcLight’s board of directors breached their fiduciary duties by omitting allegedly material information in the Registration Statement filed by ArcLight on Form S-4 on February 3, 2021 in connection with the Business Combination (the “Registration Statement”), and that ArcLight, Phoenix Merger Sub and Legacy Proterra aided and abetted such alleged breaches of fiduciary duty. As relief, the Ong complaint sought, among other things, rescission of the Business Combination, as well as unspecified costs and attorneys’ fees. On February 11, 2021, another purported shareholder of ArcLight filed a complaint against ArcLight and ArcLight’s board of directors in the Supreme Court of the State of New York for the County of New York, in a case captioned Murray-Brown v. ArcLight Clean Transition Corp., et al., Index No. 651001/2021. On March 6, 2021, this second purported shareholder filed an amended complaint. The amended Murray-Brown complaint alleged that ArcLight’s board of directors breached their fiduciary duties in connection with the Registration Statement and the Business Combination more generally, and that ArcLight aided and abetted such alleged breaches of fiduciary duty. As relief, the amended Murray-Brown complaint sought relief similar to that sought in the Ong complaint. On March 15, 16, and 23, 2021, May 28, 2021, and June 2, 2021, six other purported shareholders wrote to ArcLight, separately, alleging that the Registration Statement omitted allegedly material information and demanding that ArcLight provide supplemental disclosures. On June 3, 2021, ArcLight made certain supplemental disclosures on Form 8-K. On June 25, 2021 and July 15, 2021, respectively, the plaintiffs in the Murray-Brown and Ong actions dismissed the actions without prejudice.
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
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through September 30, 2021 had delivered over 750 electric transit buses. In the nine months ended September 30, 2021, we recognized $174.4 million in total revenue. In 2020, 2019 and 2018, we recognized $196.9 million, $181.3 million and $123.2 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. In addition, certain variations of our 40-foot and 35-foot ZX5 transit buses have not yet passed the Federal Transit Administration’s (“FTA”) federal bus testing program, which is a necessary condition to selling our buses to customers that use federal money to fund their purchases. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Apex fleet and energy management software-as-a-service platform. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.

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
We temporarily suspended operations at each of our manufacturing facilities in the United States for short periods of time during 2020, and have in several periods operated at reduced capacity in our battery and bus manufacturing plants because of a shortage of available workers, quarantine restrictions and social-distancing requirements. Some of our suppliers and partners have also experienced disruption, including, for example, a Michigan-based supplier of battery system components, which resulted in the delayed launch of our battery production line in City of Industry, California because of delays in receiving necessary manufacturing equipment. We have experienced delays in parts deliveries from some of our overseas suppliers related to congestion at the port of Los Angeles. We have been affected by the resin shortage, which has resulted in component shortages. These delays have not caused any plant shutdowns, but have caused delays in production and incremental shipping costs for air freight. Reduced operations or closures at the Bus Testing Center at Altoona, and delayed product inspections by customers, also resulted in delayed delivery and acceptances of electric transit buses. Most recently, during the third quarter of 2021, our vehicle and equipment deliveries were impacted by constraints and inefficiencies in production driven by shortages in parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. Macroeconomic conditions and changes to levels of consumer outlook and spend in the future may further adversely impact the energy product and automotive industries generally. For example, many of our customers, especially those in public transit, have postponed deliveries of our electric transit buses, and other potential customers have delayed requests for product proposals for new electric bus procurements or postponed changing infrastructure projects. If there is lower demand for public transportation in the future and a corresponding decrease in electric transit bus purchases and school bus purchases, our revenue and results of operations could be adversely affected. In addition, the COVID-19 pandemic delayed interest in commercial vehicle electrification for some school bus customers as school districts have reduced spending on capital investments and scaled back their operations generally.
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
Some of our products contain thousands of parts that we purchase from hundreds of mostly single-source direct suppliers, generally without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic and its related disruption of global supply chains, particularly in the industrial sector, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products, and delays in providing replacement parts to our customers. We have experienced component shortages and delays. For example, we have experienced component shortages and delays during the COVID-19 pandemic, and may continue to experience similar shortages and delays as the pandemic continues. We have also experienced delays in sourcing replacement parts for some of our oldest transit buses in customer fleets, which has led to customer dissatisfaction and buses being out of service for lengthy periods while awaiting parts.
Moreover, significant increases in our production, or product design changes made by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be able to sustainably meet our timelines or our cost, quality and volume needs, or may increase prices to do so, requiring us to replace them with other sources. Our supply for battery cells and other raw materials is critical in allowing us to scale our operations and meet our growth targets, such that any supply delay or vulnerability in the battery cell supply chain could alter our growth plans. Further, we have limited manufacturing experience and we may experience issues increasing the level of localized procurement at our current or future facilities. While we have to date secured additional or alternate sources or developed our own replacements for many of our components, and we believe that we will be able to continue to do so, there is no assurance that we will be able to do so quickly or at all, particularly with highly customized components. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts, and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.

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
Our principal transit customers are transit authorities that depend on government funding and programs authorized for public transportation under Title 49, Chapter 53 of the U.S. Code, and administered by the FTA, including Urbanized Area Formula Grants, Formula Grants for Rural Areas, the Capital Investment Program, and the Bus and Bus Facilities Program. The Fixing America’s Surface Transportation Act, or FAST Act, enacted in December 2015, allocated over $305 billion for highway, transit, and vehicle safety programs for a five-year period that ended on December 31, 2020. Among other programs, the FAST Act reinstated a competitive Bus and Bus Facilities Infrastructure Investment Program, which grew from $268 million in 2016 to $344 million in 2020, resulting in an 89% increase over the 2015 funding levels for buses and bus facilities. The FAST Act also funds the Low or No Emission Vehicle Program at $55 million annually, and additional discretionary funds have been added to the Low or No Emission Vehicle Program in recent years. To date, a substantial majority of our customers have received funding through these FAST Act programs in order to purchase new electric transit buses. For example, in 2018, nearly 70% of transit agencies that ordered buses from us were recipients of grants through the Low or No Emission Vehicle Program. The Low or No Emission Vehicle Program has enabled public transit agencies to purchase electric transit buses when the upfront cost of the electric bus was significantly higher than legacy diesel buses and the technology was new to customers. Congress passed the Infrastructure Investment and Jobs Act on November 5, 2021, reauthorizing surface transportation programs through the federal government’s fiscal year in 2026, and increasing program funding.
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
There can be no assurance that these programs will be reauthorized following expiration of their current terms, that other government funding programs will continue to be available at the current levels or at all in the future, or that new government funding programs will be adopted, including with respect to products and services that are currently or will in the future be offered by Proterra Powered and Proterra Energy. Uncertainty or delay in extending, renewing, or adopting these incentives beyond their current or future expiration dates could negatively impact our business because sales cycles for public and other transit customers are long and customers may be unwilling to adopt electric technology if supportive funding is not assured. For example, transit authorities have reduced order sizes in the past because of a decrease in available funding.
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
Our reliance on a small group of sole-source suppliers as well as certain suppliers specifically chosen by customers creates multiple potential sources of delivery failure or component shortages for the production of our products. As a result, we may be required to renegotiate our existing agreements with our suppliers, potentially with less favorable terms, and incur additional costs associated with the production. In the past, we have experienced delays related to supply shortages, including, most recently, as a result of the global supply chain disruptions related to the COVID-19 pandemic, and untimely or unsatisfactory delivery of components that have stalled production with respect to our electric transit buses. Moreover, although we continue to expend significant time and resources vetting and managing suppliers and sourcing alternatives, we may experience future interruptions in our supply chain. Failure by our suppliers to provide components for our electric transit buses, battery systems or other products could severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion, which could harm our relationships with our customers and result in contract fines, negative publicity, damage to our reputation, and adverse effects on our business, prospects, financial condition, and operating results.
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
We incurred net losses of $91.6 million in 2018, $101.6 million in 2019, $127.0 million in 2020, and $204.9 million in the nine months ended September 30, 2021, and we expect to incur net losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $813.1 million. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain, including advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent periods, our operating expenses have also increased significantly. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, or we are unable to increase gross margin, whether through reducing the cost of production or increasing sales, we would not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, that we will be able to sustain profitability.

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
•fluctuations in the cost and availability of raw materials, including as a result of market conditions, tariffs and other trade restrictions;
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
Moreover, we are subject to risks and uncertainties associated with changing economic, political, and other conditions in foreign countries where our suppliers are located, such as disruptions due to the COVID-19 pandemic and related global supply chain disruptions, increased import duties, tariffs, and trade restrictions. Unavailability or delay of imports from our foreign suppliers would likely cause interruptions in our supply chain.
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
Our business plan calls for significant increases in both vehicle and battery system production in a short amount of time to meet expected delivery dates to customers. Our ability to achieve our production plans will depend upon many factors, including adding additional battery lines, auxiliary vehicle production lines and production shifts, recruiting and training new staff while maintaining our desired quality levels, and improving our vehicle configuration process, supply chain management, and our suppliers’ ability to support our needs. Moreover, because many of our orders are with respect to products that will be delivered only after 2021, whether we are the battery system supplier or, in the case of electric transit buses, the vehicle OEM, there can be no assurance that we will be able to accurately forecast our supply chain demands or scale our manufacturing accordingly to meet the delivery deadlines for these orders. In addition, we have adopted, and may adopt in the future, new factory and supply chain management technologies and manufacturing and quality control processes, which we must successfully introduce and scale for production across our factories. We have introduced new battery system configurations for our customers that are all produced on the same battery production line, and we are new to modifying our production processes to complete different configurations. These new systems include our recently introduced modularized battery systems to be built in our City of Industry facility. Moreover, our electric transit buses are customized for our customers and certain battery systems require custom integration with our customer electric transit buses, which means that each new electric transit bus order brings its own set of challenges to vehicle configuration and supply chain. For example, each new electric transit bus configuration may introduce a multitude of parts that we have not used in previous electric transit bus builds, which in turn requires obtaining parts from new suppliers that engineering must validate and incorporate into our vehicle configuration. In the past, we have experienced changes in work instructions for electric transit buses that have not been timely communicated between factories, resulting in recalls of delivered product. We have limited experience developing, manufacturing, selling, servicing, and allocating our available resources among multiple products and multiple factories simultaneously. If we fail to effectively manage the complexity of our production process, our business, prospects, financial condition, and operating results could be adversely affected.
Our inability to deliver electric transit buses that meet customer specifications in a timely manner could significantly delay recognition of revenue and receipt of payment, because we do not recognize revenue and are not paid for electric transit buses until they are delivered to the customer. Moreover, some of our contracts with transit agencies include liquidated damages clauses that apply monetary penalties on a per vehicle per day basis if electric transit buses are not delivered to the customer by the date specified in the contract. Per day penalties can be significant depending on the contract. We have delivered battery systems, charging systems and electric transit buses late in the past, and have incurred substantial penalties with respect to certain of these late deliveries, which have reduced our revenue and margin. Although we actively manage our production schedule and our customers’ expectations, we may still fail to meet delivery deadlines and may incur penalties as a result. If we are unable to realize our production plans and deliver our battery systems and buses on time, our reputation, business, prospects, financial condition, and operating results could be adversely affected.
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

We have experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 816 full-time employees as of September 30, 2021. We plan to continue to expand our operations and personnel significantly. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments. If we do not manage our growth effectively or adapt to meet these evolving challenges, the quality of our products and services, brand, and reputation may suffer, which could, in turn, have an adverse effect on our business, prospects, financial condition, and operating results.
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
When available, Altoona Testing is designed to promote production of better transit vehicles and components and to ensure that transit customers purchase vehicles that can withstand the rigors of transit service. Our 40-foot and 35-foot electric transit buses, including the ZX5 with DuoPower drivetrain, have satisfactorily completed Altoona Testing, but for each material change that we make to our transit bus platform, we must undergo a new round of testing. We have in the past and may in the future experience failures of components of our transit bus during Altoona Testing, which may prolong the test process, and cause us to be required to redesign components on the test bus and restart the testing process. Testing is available to vendors on a first-come, first-served basis. We cannot receive payment from customers relying on federal funds unless the applicable bus platform has satisfactorily completed Altoona Testing, and thus testing delays could have an adverse effect on our business, prospects, financial condition, and operating results. We have in the past and may in the future experience delays in Altoona Testing availability, including as a result of COVID-19, other pandemics, or other unforeseen events. In the past, a delay in receiving a required Altoona test report resulted in late delivery of buses to a customer and caused us to incur monetary penalties, delayed acceptance and delayed revenue recognition and customer payments. Moreover, there can be no assurance that the current Altoona Testing requirements will not change or become more onerous or that our future bus models will pass Altoona Testing. For instance, in 2016, the Model Bus Testing Program regulations changed to require a pass/fail test result. If we cannot produce electric transit buses that pass Altoona Testing, we would not be able to continue to sell buses to customers in the United States that rely on federal funds for their procurements, which would have a material and adverse effect on our business, prospects, financial condition, and operating results.
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
We also maintain information technology measures designed to protect us against system security risks, data breaches, and cyber-attacks. Cyber-attacks could include denial-of-service attacks impacting customer service availability and reliability, the exploitation of software vulnerabilities in internet facing applications, social engineering of system administrators (for example, tricking company employees into releasing control of their systems to a hacker), or the introduction of computer viruses or malware into our systems to steal confidential or proprietary data. In 2020, we were the victim of a successful social engineering attack that resulted in the diversion of significant funds the Company intended to pay a supplier to a fraudulent account. In the third quarter of 2021, human error also resulted in a server for our APEX platform being accessible to the public a short period of time, allowing unauthorized access to a telematics data and, resulting in the deletion of a limited amount data used by employees and customers for report functionality. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our funds, intellectual property and data. In addition, we are vulnerable to unintentional errors or malicious actions by persons who have authorized access to our systems but exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our technology services. The steps we take to increase the reliability, integrity, and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third-party partners’ and vendors’ technology. Operational errors or failures or successful cyber-attacks could compromise our proprietary information, the quality of our services, and our ability to perform for our customers, resulting in damage to our reputation, which could have an adverse effect on our business, prospects, financial condition, and operating results.
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
Risks Related to our Common Stock
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our common stock less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. Because the market value of our common stock held by non-affiliates as of June 30, 2021 exceeded $700 million, we will continue to be an emerging growth company until December 31, 2021. Until such time, we cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result of our reliance on these exemptions, the trading price of our common stock may be lower than it otherwise would be, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
The price of our common stock may be volatile.
The price of our common stock may fluctuate due to a variety of factors, including:
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
These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.
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
Although the Sponsor and certain of our stockholders are subject to certain lock-up restrictions regarding the transfer of our common stock, these shares may be sold after the expiration or early termination of the respective applicable lock-ups under the Sponsor Letter Agreement and the Ninth Amended and Restated Investors’ Rights Agreement, respectively. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 168,719,124 shares of common stock, which registration statement has been declared effective by the SEC. As restrictions on resale end and the registration statement is available for use, the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the market price and volume for our common stock could be adversely affected.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In August 2021, in order to satisfy the withholding tax liability of certain employees who received the First Earnout Shares, we repurchased 64,304 shares of common stock from these employees for $634,037. The repurchased shares were retired immediately.

Period	Total number of shares purchased	Average price paid per share	Total number of share purchased as part of publicly announced plans or programs	Maximum number (or approximate value) of shares that may be purchased under the plans or programs
July 1, 2021	—	$—	—	—
August 1, 2021	64,304	9.86	—	—
September 1, 2021	—	—	—	—
Total	64,304	$9.86	—	—
.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On September 10, 2021, in connection with the previously announced appointment of Andrew J. Cederoth as our Interim Chief Financial Officer, we entered into an employment agreement with Mr. Cederoth, effective as of September 13, 2021, setting forth the terms of and conditions of his employment with our company. The employment agreement has a three month term, which may be extended on a month-to-month basis for up to three additional months, and provides for a monthly salary of $40,000.
On November 4, 2021, in connection with the previously announced appointment of Christopher Bailey as the President of Proterra Powered & Energy of our company and Proterra Operating Company, Inc., we entered into an employment agreement with Mr. Bailey setting forth the terms of and conditions of his employment with our company. In connection with his appointment to President of Proterra Powered & Energy, the Company will provide Mr. Bailey a base salary of $375,000, and his bonus target under the Company’s Key Employee Incentive Plan will be 75% of his base salary.
On October 23, 2021, in connection with the previously announced resignation of Amy E. Ard, our former Chief Financial Officer, we entered into a letter agreement with Ms. Ard, effective as of September 25, 2021, setting forth the terms and conditions of her separation from our company. Pursuant to the letter agreement, Ms. Ard has agreed to provide certain transition services until the earlier to occur of 30 days after our appointment of a new permanent chief financial officer and February 1, 2022 (the “Separation Date”). The agreement provides for a separation package subject to customary release of liability by Ms. Ard, which includes a lump sum separation payment of $187,500 as well as certain other separation payments. The Agreement also provides that Ms. Ard will continue to vest in her options while she provides transition services, and that vested options held by Ms. Ard on the Separation Date will remain exercisable until the earlier of the 12-month anniversary of the Separation Date and the expiration date of such options, provided the terms of the letter agreement are met.

Item 6. Exhibits
(a) Exhibits.

Exhibit Number	Description
10.1	Letter Agreement by and between Proterra Inc and Amy E. Ard, dated September 25, 2021.

10.2	Employee Agreement of Andrew J. Cederoth, dated September 13, 2021

10.3	Employee Agreement of Christopher Bailey, dated November 4, 2021.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC

Date: November 12, 2021	By:	/s/ Andrew J. Cederoth
Andrew J. Cederoth
Interim Chief Financial Officer (On behalf of the Registrant and as Principal Accounting and Financial Officer)