Form 10-K
period 2021-12-31
Proterra Inc
filed 2022-03-14
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39546
PROTERRA INC
(Exact name of registrant as specified in its charter)

Delaware	98-1551379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1815 Rollins Road
Burlingame, California (Address of Principal Executive Offices)	94010 (Zip Code)
(864) 438-0000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PTRA	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $17.11 for shares common stock then listed on the Nasdaq Global Select Market, was approximately $3.0 billion.
The registrant had outstanding 222.4 million shares of common stock as of March 9, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K (“Annual Report”), as specified in the responses to those item numbers. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Explanatory Note – Certain Defined Terms
Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:
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
•“Convertible Notes” means the secured convertible promissory notes of Proterra issued in August 2020;
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
In addition, unless otherwise indicated or the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us,” “our” and other similar terms refer to Legacy Proterra prior to the Business Combination and to Proterra and its consolidated subsidiaries after giving effect to the Business Combination.
Note About Forward-Looking Statements
This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Annual Report may include, for example, statements about:
•our financial and business performance, including business metrics;
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

•macroeconomic conditions resulting from the global novel coronavirus (“COVID-19”) pandemic;
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
•development, maintenance and growth of strategic relationships in the Proterra Powered or Proterra Energy business, identification of new strategic relationship opportunities, or formation strategic relationships;
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
•our financial performance;
•the inability to develop and maintain effective internal controls;
•the diversion of management’s attention and consumption of resources as a result of potential acquisitions of other companies;
•failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;
•cyber-attacks and security vulnerabilities; and
•the effect of the COVID-19 pandemic on the foregoing.
These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the Securities and Exchange Commission (the “SEC”). Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.
Summary of Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•Our limited history of selling battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
•Our most recent business expansion with Proterra Powered and Proterra Energy may not be as successful as anticipated, may not attract the customers and business partners we expect, and the assumptions underlying the growth prospects of these businesses may not prove to be accurate.

•Because many of the markets in which we compete are new and rapidly evolving, it is difficult to forecast long-term end-customer adoption rates and demand for our products.
•We face intense and increasing competition in the transit bus market and may not be able to compete successfully against current and future competitors, which could adversely affect our business, revenue growth, and market share.
•We have been and may continue to be impacted by macroeconomic conditions resulting from the global COVID-19 pandemic, including supply chain disruptions.
•Our transit business is significantly dependent on government funding for public transit, and the unavailability, reduction, or elimination of government economic incentives would have an adverse effect on our business, prospects, financial condition, and operating results.
•The growth of our transit business is dependent upon the willingness of corporate and other public transportation providers to adopt and fund the purchase of electric vehicles for mass transit.
•Our dependence on a limited number of suppliers introduces significant risk that could have adverse effects on our financial condition and operating results.
•We have a long sales, production, and technology development cycle for new public transit customers, which may create fluctuations in whether and when revenue is recognized, and may have an adverse effect on our business.
•We have a history of net losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain positive gross margin or profitability in the future.
•We could incur material losses and costs from product warranty claims, recalls, or remediation of electric transit buses for real or perceived deficiencies or from customer satisfaction campaigns.
•Increases in costs, disruption of supply, or shortage of materials, particularly lithium-ion cells, could harm our business.
•Our annual revenue has in the past depended, and will likely continue to depend, on a small number of customers that fluctuate from year to year, and failure to add new customers or expand sales to our existing customers could have an adverse effect on our operating results for a particular period.
•Our industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies and powertrains or improvements in the internal combustion engine may adversely affect the demand for our electric transit buses.
•We may not be able to develop, maintain and grow strategic relationships in the Proterra Powered or Proterra Energy business, identify new strategic relationship opportunities, or form strategic relationships, in the future.
•We are competing for the business of both small and large transit agencies, which place different demands on our business, and if we do not build an organization that can serve both types of transit customers, our business may be harmed.
•We also compete for the business of smaller transit agencies. Although smaller transit agencies often have less complicated procurement processes than larger transit agencies, serving these smaller agencies requires processing small order sizes while still catering to the specific vehicle configurations for each customer. If we continue to serve both large and small transit agency customers, we will need to effectively and efficiently scale our internal resources to meet varying customer needs. Our failure to do so could have an adverse effect on our business, prospects, financial condition, and operating results. Our business is subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could have an adverse effect on our business.

•Our business could be adversely affected from an accident or safety incident involving our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses.
•We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
•Changes to U.S. trade policies, including new tariffs or the renegotiation or termination of existing trade agreements or treaties, may adversely affect our financial performance.
•We are subject to various environmental and safety laws and regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facilities if we fail in our efforts to abide by these laws and regulations.
•We may experience outages and disruptions of our services if we fail to maintain adequate security and supporting infrastructure as we scale our information technology systems.
•We may require additional capital to support business growth, and such capital might not be available on terms acceptable to us, if at all.
•Failure to protect our intellectual property could adversely affect our business.
•We may be subject to intellectual property rights claims by third parties, which could be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
•Our loan and security agreements contain covenants that may restrict our business and financing activities.
•We received a loan under the Paycheck Protection Program of the CARES Act, and all or a portion of the loan may not be forgivable.
•If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable law and regulations could be impaired.
•Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
•Our management team has limited experience managing a public company.

PART I
Item 1. Business
Overview
Proterra’s mission is to advance electric vehicle technology to deliver the world’s best performing commercial vehicles.
Our business is organized into two business units comprised of three business lines, with each business line addressing a critical component of commercial vehicle electrification.
•Proterra Powered and Energy is our business unit that provides our technology solutions to commercial vehicle manufacturers and owners of commercial fleets, and is comprised of two business lines.
•Proterra Powered designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions into vehicles for global commercial vehicle original equipment manufacturer (“OEM”) customers serving the Class 3 to Class 8 vehicle segments, including delivery trucks, school buses, and coach buses, as well as construction and mining equipment, and other applications.
•Proterra Energy provides turnkey fleet-scale, high-power charging solutions and software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization. These solutions are designed to optimize energy use and costs, and to provide vehicle-to-grid functionality.
•Proterra Transit is our business unit that designs, develops, manufactures, and sells electric transit buses as an OEM for North American public transit agencies, airports, universities, and other commercial transit fleets. Proterra Transit vehicles showcase and validate our electric vehicle technology platform through rigorous daily use by a large group of sophisticated customers focused on meeting the wide-ranging needs of the communities they serve.
The first application of Proterra Powered commercial vehicle electrification technology was through Proterra Transit’s heavy-duty electric transit bus, which we designed from the ground up for the North American market. Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us the leader in the U.S. electric transit bus market. With over 800 electric transit buses on the road, our electric transit buses have delivered more than 25 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
Our decade of experience supplying battery electric heavy duty transit buses provided us the opportunity to validate our products’ performance, fuel efficiency and maintenance costs with a demanding customer base and helped broaden our appeal as a supplier to OEMs in other commercial vehicle segments and geographies. Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through December 31, 2021, Proterra Powered has delivered battery systems and electrification solutions for more than 400 vehicles to our OEM partner customers.
In addition, Proterra Energy has established our Company as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of December 31, 2021, we had installed more than 60 MW of charging infrastructure across North America.
We delivered 208 new transit buses in 2021, 170 in 2020, and 177 in 2019. We also delivered 9 pre-owned buses in 2021. We delivered battery systems for 273 vehicles in 2021, 107 vehicles in 2020, and 20 vehicles in 2019.

For the years ended December 31, 2021, 2020 and 2019, our total revenue was $242.9 million, $196.9 million, and $181.3 million, respectively. As of December 31, 2021, in aggregate, we have generated revenue of $621.1 million for the past three years. We generated a gross profit of $2.1 million for the year ended December 31, 2021 and a gross profit of $7.5 million for the year ended December 31, 2020, and a gross loss of $1.6 million for the year ended December 31, 2019. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $127.6 million, $96.0 million, and $99.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Business Combination
On June 14, 2021, we consummated the transactions contemplated by Merger Agreement, by and among ArcLight (and, after the Domestication, Proterra), Phoenix Merger Sub, and Legacy Proterra. As contemplated by the Merger Agreement, on June 11, 2021, ArcLight filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which ArcLight was domesticated and continues as a Delaware corporation. Further, on June 14, 2021, as contemplated by the Merger Agreement, Proterra consummated the Merger, whereby Phoenix Merger Sub merged with and into Legacy Proterra, the separate corporate existence of Phoenix Merger Sub ceasing and Legacy Proterra being the surviving corporation and a wholly owned subsidiary of Proterra. Legacy Proterra was incorporated in Delaware on February 2, 2010, and upon the Merger on June 14, 2021 changed its name to “Proterra Operating Company, Inc.” and continues as a Delaware Corporation.
In addition, pursuant to subscription agreements entered into in connection with the Merger Agreement, the PIPE Investors purchased an aggregate of 41,500,000 shares of Proterra common stock concurrently with the Closing of the Business Combination for an aggregate purchase price of $415,000,000.
We received $649.3 million in net cash proceeds upon Closing to fund our growth initiatives, including research and development and our next-generation battery program.
On September 27, 2021, we announced that we would redeem all of the outstanding public warrants and private placement warrants that were issued in connection with ArcLight’s initial public offering. On October 27, 2021, our public warrants ceased trading on the Nasdaq, and we subsequently redeemed the outstanding warrants that remained unexercised as of 5:00 p.m. New York City time on October 29, 2021 at a redemption price of $0.10 per warrant.
Our products
We design, manufacture, and sell proprietary battery systems, electrification and charging solutions and fleet and energy management systems purpose-built for commercial vehicles. Our battery systems, electrification and charging solutions and fleet and energy management systems are also used in electric transit buses that we design, sell, and manufacture. Our Proterra Energy business also provides charging infrastructure solutions to simplify the adoption of electric commercial vehicles and improve fleet operations, as well as software services relating to fleet management, remote diagnostics, smart charging and vehicle-to-grid energy management.
Battery system
Our highly modular battery systems meet the needs of a variety of commercial vehicle segments and sizes. We sell our battery packs in two different widths and heights depending upon the frame rail length constraints of the vehicle. In addition, each module is available in two different lengths, and three different voltages (25V, 35V and 50V). Modules can be strung in series up to 1,200V within a pack. Packs can be combined up to 16 strings in parallel.
We design, validate, test, and manufacture high-voltage battery packs that are used in our electric transit buses, as well as other commercial vehicle applications. We have designed our batteries based on the core principles of modularity, durability, safety, and scalability.

Our batteries have been designed around standardized form factor cylindrical cells that are produced by numerous global cell manufacturers. Our battery design is flexible to chemistry and manufacturer, allowing us to utilize the best cells commercially available in terms of energy density, cost, cycle life performance, charge rate acceptance, and safety. We have worked with LG Chem Ltd., now LG Energy Solution, to develop cells that are optimized for our applications. Each module contains a proprietary battery monitoring board, and each pack contains a proprietary battery management system, which together monitor the performance of the battery pack and communicate with the vehicle.
We engineered the battery pack with safety and durability as core principles. The battery enclosure is a rugged structure, built using aluminum extrusions and castings, and may include an aluminum base plate to protect the cells. The module and enclosure architecture are designed to be safe in extreme mechanical and environmental abuse scenarios. We internally test our battery cells, modules, and packs to ensure they meet our durability, cycle life performance, and safety and warranty requirements.
Inherent to the mechanical and electrical architecture of our battery modules and battery packs is the flexibility to rapidly reconfigure components for use in various commercial vehicle applications. Battery modules and packs can be connected electrically in a series of strings to increase system voltage up to 1,200V. Additionally, multiple strings can be connected in parallel to enable megawatt-hour-scale battery systems. While our battery system is optimized for commercial vehicle applications, we have also created an architecture with second-life use in mind. For instance, our battery packs are designed to be stackable in order to be deployed with minimal modification in stationary energy storage applications.
We operate a battery research and development laboratory at our Burlingame headquarters, co-located with battery engineering, advanced manufacturing engineering, and manufacturing operations. Capabilities of this lab include mechanical and environmental durability testing, highly accelerated life testing, electrical safety testing, cell lifecycle and safety testing, mechanical abuse testing, and prototype assembly for new applications. Prototype and production variants of our battery products are tested and certified to industry standards, including Society of Automotive Engineers (“SAE”) J2929, as well as proprietary internal test requirements.
Electric drivetrains
A key driver of vehicle performance, and biggest consumer of battery energy, is the drivetrain, which includes the traction motor, inverter, controller, and transmission. We have partnered with leading engineering and manufacturing companies to design and develop both a single- and a dual-motor drivetrain: the 295 horsepower ProDrive and the 510 horsepower DuoPower drivetrains. Both systems utilize three-phase, permanent-magnet, liquid-cooled motors. In contrast to internal combustion engines, electric motors provide high and immediate torque that remains steady whether the motor is starting from a standing stop or already operating at high speed, helping provide our buses with superior performance to a comparably sized commercial diesel vehicle. Our drivetrains also have significant advantages over traditional powertrains in weight and serviceability. Our motor weighs 90 kilograms, compared to over 800 kilograms for a typical diesel engine, and may be removed in four hours, compared to 12 hours for a standard diesel engine.
The traction motor inverter is a liquid-cooled power electronics unit that converts high-voltage direct-current into the three-phase power required for the desired torque and speed of the traction motor. This unit operates bi-directionally, acting as the control to turn the motor into a regenerative brake, recovering energy back into the battery packs. The drivetrain controller translates the accelerator and brake pedal commands into torque and speed commands for the inverter. The drivetrain also has a number of safety functions, including anti-lock brake system activation, hill-hold features, and programmable responsiveness for both acceleration and regeneration. We believe that multispeed gearboxes, paired with small high-performance motors, provide our customers compelling value, performance, and vehicle range.
High-voltage systems, controls, and telemetry gateways
To integrate the battery, drivetrain, charging, and other vehicle hardware, we developed a controls architecture for optimal system function, reliability, and safety. The core components of the control system are the battery management system, the charge controller that manages the interface between the battery and the charging system during charging, the telematics unit that provides wireless connectivity and supports vehicle monitoring and analytics, the drivetrain controller that interfaces with the motor and inverter, the vehicle controller that manages all base vehicle systems, including the high voltage and thermal systems, and the body controller that manages customer configurable functions such as HVAC, doors, lighting, and vehicle ride height.
Developed expressly for heavy duty and high-occupancy vehicle applications, our battery management system (“BMS”) and battery monitoring board (“BMB”) hardware, software, and patented control algorithms are designed to ensure safe and reliable operation in all commercial vehicle applications. The BMS is deployed on an automotive grade controller within the battery pack responsible for actively and safely managing a lithium ion battery pack. It controls the battery pack electrical contactors, monitors all relevant parameters, determines real-time state and limits designed to ensure safe and reliable operation, and communicates with the vehicle. Moreover, the BMS performs electrical safety functions such as isolation monitoring and high voltage interlock control. These functions are critical to performance and safety. Additional functions performed include measuring cell operating parameters such as voltage, temperature, and relative humidity and performing dissipative cell balancing.
These units and other devices, such as dashboard displays and other onboard electronics, are interconnected with industry standard Controller Area Network (“CAN Bus”) vehicle networking. Our controls team uses model-based control architecture to create software for each of these units and ensure proper validation through automated software testing. At the system level, we use these models in conjunction with industry-standard Hardware-In the-Loop and Software-In the-Loop test set-ups, which allow for full vehicle simulation and development.
ZX5 electric transit bus
The Proterra electric transit bus is our flagship product and the only finished vehicle we manufacture ourselves as an OEM. In 2014, we launched our first 40-foot electric low-floor transit bus seating up to 40 people, followed one year later by a 35-foot version seating up to 29 people. We focus on 35-foot and 40-foot buses because these buses represent more than three-quarters of the market according to the Federal Transit Authority’s National Transit Database. Currently offered with battery sizes including 225 kilowatt-hours “(kWh”), 450 kWh, and 675 kWh, our buses can provide a range of up to 329 miles on a single charge. With the batteries mounted in ballistic-grade enclosures below the floor of the vehicle between the axles, the bus has been designed to optimize for mass distribution and safety. Enabled by our battery and electric drive train technology and a body made of light-weight composite materials, our purpose-built electric transit bus also offers compelling acceleration, gradeability, and energy efficiency. Along with zero tailpipe emissions and low maintenance costs, the Proterra Electric Transit Bus offers a compelling value proposition to transit agencies seeking to electrify their fleets.
While other manufacturers use a modified steel body and frame that was originally designed for an internal combustion engine, we have partnered with a supplier, TPI Composites, Inc, to architect a lighter weight bus body with advanced materials specifically designed for an electric powertrain. Our composite bus body houses the battery packs below the floor of the vehicle, between the axles, to achieve a low center of gravity and ride comfort and safety. Utilizing carbon fiber and fiberglass, our design approach optimizes mass, stiffness, and durability. Our bus body has been tested on a four-post shaker table to a simulated 750,000 miles and 18 years of useful life, and has also undergone 125,000 effective miles at the Bus Research and Testing Center’s test track in Altoona, Pennsylvania which executes federally mandated transit vehicle durability testing.
The ZX5 bus can be charged by either a standard J1772 CCS charge port for in-depot charging, with an estimated charge time of three hours, or an overhead charging dock that can enable rapid energy replenishment for on-route charging or be used for depot charging.
Our electric transit bus can also offer significant total cost of ownership savings as compared to the equivalent diesel- and natural gas-powered buses. Our electric transit bus uses approximately 75% less energy per mile than the average legacy diesel bus. In a typical transit operation, the total cost of ownership of our bus is lower than diesel, diesel-hybrid, and compressed natural gas-powered vehicles. Our electric transit bus combines a competitive upfront price with low operations and maintenance costs, which we estimate results in a lower total cost of ownership over the lifetime of the vehicle.

Proterra Transit electric buses can also be acquired with a battery lease through our battery leasing program. We offered this program in 2021 through a partnership with Mitsui, whose contract with us ends in March 2022. We are currently offering this program directly. This program enables the customer to pay for the price of the battery over time rather than upfront with the price of the bus. Given the operational savings our buses typically offer in both fuel and maintenance costs, we seek to structure the battery lease payments so they are covered by the operating cost savings.
Fleet-scale charging solutions
Fleet charging requires a complex balance of multiple stakeholder groups, fleet logistics, battery operational requirements, variable charging times, and electric utility engagement, which together present more challenges than passenger vehicle charging. Successful charging infrastructure implementation is critical to scaling the deployment of commercial electric vehicles. We have designed our charging solutions with a focus on high power, scalability, bi-directional power capability, autonomous charge docking, and charge management. We believe our software algorithms and planning solutions can enable as much as 50% fewer chargers, while optimizing both charging time and energy costs.
We currently offer five charger capacities for small fleet solutions: 60 kW, 90 kW, 120 kW, 150 kW, and 180 kW. We also offer a Megawatt class of charger for large fleet solutions. Our charger architecture is designed for commercial fleet applications and allows for the larger charging hardware cabinet to be placed up to 500 feet away from the charger dispensers. This architecture provides commercial fleets with more siting flexibility in depots with limited space. The dispensers can be ground-, wall-, or overhead structure-mounted to meet a customer’s specific requirements. Charging systems include a wireless data connection to our APEX software platform that allows for over-the-air software updates.
APEX software platform
The Proterra APEX connected vehicle intelligence system is a cloud-based data platform that can provide customers performance information about their fleets, and is designed to provide management of vehicle and charging operations to reduce operating costs.
Our hardware and software connectivity platform is designed for compatibility with each vehicle and charging system that we deliver. Each gateway on a bus or charging system automatically connects securely with our cloud-based platform. Applications that run on this platform are accessible to registered users through a role-based, access-controlled web portal. Our data exploration tools offer users current and historical metrics, insights, and reports. Metrics include odometer readings and mileages, battery state-of-charge, energy usage by subsystem, overall energy efficiency, route geolocation, and environmental impact. Charging voltages, power, energy delivered, and session start and stop times are also available. Real-time fault and status alert capabilities provide user notifications through email and text message. The telematics platform also provides charge management capability enabling optimization of power levels and energy costs based on bus arrival and departure schedules. The telematics platform can enable over-the-air updates, and over time we expect to expand its functionality to include further charge management capabilities which is expected to enable customers to minimize demand charges and further reduce energy costs. The APEX platform is designed to be flexible and can also be configured for use with other commercial electric vehicles.
Our Technology
Our technology platform supports our broad portfolio of products and services across the electrification ecosystem designed to overcome the most significant obstacles to commercial vehicle electrification. The primary features of our electric vehicle technology platform, designed to meet the unique requirements of commercial fleet electrification and differentiate it from the competition, include:
•Integrated technology solutions spanning the electrification ecosystem.    Our proprietary commercial electric vehicle platform is centered on our Proterra Powered battery and electric drivetrain technology, is complemented by our Proterra Energy fleet-scale, high-power charging infrastructure solutions, and enhanced by our Apex fleet and energy management software-as-a-service platform, which is designed to enable customers to manage their vehicles and charging operations in real-time, reducing the total cost of ownership. Proterra Transit offers real-world validation, testing, and a positive feedback loop for our technology platform.
•Modular and flexible battery platform.    We offer a modular battery platform available in different form factors, which can be produced on the same manufacturing line, to satisfy the specific needs of our customers and the design constraints of their vehicles. Commercial vehicles are not homogenous and span a wide range of weight classes (from Class 3 over 10,000 pounds to Class 8 over 33,000 pounds), chassis sizes, and frame rail lengths. We believe offering compatibility with as many different vehicle segments as possible without requiring equipment retooling or manufacturing customization is key to achieving higher market penetration. Enabled by the simplicity of design and integrated architecture of our battery modules, our battery packs are available in two widths and heights to accommodate different frame rails, various lengths ranging from 3-feet to 9-feet, and four different voltages which can be strung together in up to 16 parallel strings, with voltages as high as 1,200V. The modularity and manufacturability of our batteries enable us to provide solutions for a wide variety of commercial vehicle sizes and segments, ranging from as low as 35 kWh systems for commercial vans and shuttles up to 1 megawatt-hour (“MWh”) or more for long haul trucks and heavy-duty equipment.
•Highly efficient design enabling exceptional energy density and range.    Our battery systems are structurally designed to optimize energy density, safety, and cost. We achieve this through a highly efficient design in which the cooling mechanisms, module structure, and pack structure are all the same element, reducing space, weight and cost. The high energy density of our battery systems increases vehicle efficiency, extends range and allows higher occupant or cargo capacity. Our focus on efficiency extends to our drivetrains, which we have designed to optimize torque and efficiency through the use of multi-speed transmissions to meet the demands of the most rigorous and diverse routes for commercial vehicles. As a result, relative to diesel’s low fuel efficiency of less than 5 miles per gallon, our electric vehicles can exceed 20 miles per gallon equivalent, generating significant cost savings. By implementing these efficient designs, maintenance costs can also be materially reduced given fewer moving parts, no need for oil changes, and less frequent brake replacements due to regenerative braking systems.
•Designed and certified for safety.    Safety is a top priority in our battery design. In addition to offering higher energy density than typical electric passenger vehicle batteries, our commercial-grade batteries offer a high degree of safety and durability due in large part to two core design attributes: cooling and structural rigidity. Through the use of both active cooling and passive propagation resistance in module and pack construction, we have designed our batteries to achieve a lifespan required for commercial vehicle use while operating under daily charge/discharge cycles and to maintain safe and reliable operation. Our battery systems incorporate hundreds of sensors that continuously monitor the active and passive safety systems with multiple layers of redundancy. In addition, we designed our battery packs to be structurally robust, providing protection against strenuous duty cycles and high impact incidents. Our battery systems have been certified by Underwriter Laboratories to be compliant to ISO 26262, which represents today’s state-of-the-art for functional safety for road vehicles. We have also received ECE-R100 certification required to deliver certain product to our European customers. These certifications can provide us a competitive advantage, especially in markets where the certification is a prerequisite to sell electric vehicles and with vehicle OEMs that have their own standards for component safety.
Competition
Our main sources of competition fall into four categories:
•companies, including established vehicle manufacturers and component suppliers, that design and manufacture, or are reported to have plans to design and manufacture, commercial electric vehicle batteries or powertrains;
•specialized developers of electric and other zero-emission powertrain technology that are beginning to enter the market;
•incumbent transit vehicle integrators that have served our market with legacy diesel, diesel-hybrid and compressed natural gas products for many years; and

•Chinese battery manufacturers and transit bus makers that offer an array of vehicle and other products, including electric transit vehicles.
The principal competitive factors in our market include:
•cost;
•product quality and safety;
•performance;
•customer experience.
•integrated business model;
•technology innovation;
•charging expertise;
•manufacturing efficiency; and
•service capability.
Because of our singular focus on electric vehicle technology for commercial applications, we believe that we compete favorably across these factors.
Customers
Proterra Powered and Energy    As of December 31, 2021, Proterra Powered had delivered electric vehicle battery systems and electrification solutions to customers in commercial and industrial vehicle segments including school buses, coach buses, delivery trucks, and off-highway equipment. As of December 31, 2021, Proterra Energy had installed more than 60 MW of charging infrastructure across North America.
Proterra Transit    As of December 31, 2021, Proterra Transit customers include municipal transit agencies, corporations, airports, universities, and national parks.
In the year ended December 31, 2021, we did not have any individual customer account for 10% or more of total revenue.
Distribution, Sales and Marketing
Distribution
We distribute our products by truck and rail in North America and to overseas customers by boat and if necessary, by air freight.
Sales
We sell our battery/powertrain systems, electrification and charging solutions, fleet and energy management software and electric transit buses using a business development team as well as a channel sales team for certain markets. These teams are located in North America and focus on the customers and industries that are likely to adopt commercial vehicle electrification. The sales team for Proterra Powered works closely with the engineering team to develop optimal electrification solutions for our customers, depending on their vehicle requirements. Proterra Transit sells buses through a direct sales force, which is comprised of a small team of sales directors who maintain an active dialogue with the largest 400 transit agencies in the United States. Given the well-defined and consolidated nature of our customer base, we are able to cover our market with a lean and focused sales team. We organize our transit sales team by designated geographical regions. Our transit sales organization also includes a demo team, and a proposals and contracts team. Our demo team leads product experiences with customers and has been an integral tool in our sales process. Our proposals and contracts team leads customer engagement in the procurement process, assisting with documentation related to the request for information or request for proposal process, as well as detailed customer-specific product configuration. Proterra Energy has a sales team that directly sells to Proterra Powered and Proterra Transit customers but also responds to requests for proposals from other customers. The Proterra Energy team includes a fleet modeling specialist and sales engineers to help design optimal charging solutions for customers. In addition to the sales teams, we have a government relations team that helps to facilitate our sales effort by building and supporting relationships with public utilities, local governments, the federal government, and transit agencies to educate these entities about our company and facilitate the adoption of electric vehicles.
Marketing
We utilize strategic marketing to accelerate sales opportunities and build brand awareness. Our current marketing programs primarily target commercial vehicle OEMs and transit agencies, and include:
•conferences and industry events that we participate in, sponsor, and exhibit at, such as the American Public Transportation Association Annual Meeting and the Annual Mobility Conference;
•press releases and email campaigns;
•print and digital advertising campaigns;
•graphical wraps for our demo buses;
•cooperative marketing efforts with customers and suppliers; and
•communicating our differentiated selling points and product features through marketing collateral such as our website, print and digital brochures, presentation slides, webinars, and videos.
To date, conferences and industry events have been the primary drivers of our sales leads and have helped us achieve sales with relatively low marketing costs.
Engineering
We have made significant investments in our development and customer engineering teams. These teams provide components, sub-systems and assemblies for our Proterra Powered, Proterra Energy, and Proterra Transit businesses. Our team members have a broad range of expertise from the commercial vehicle, automotive, aerospace, industrial, and consumer goods industries. We also use external engineering consultants in specialized development areas, including custom circuit board layouts, CAD design, and custom gear box and axle development. They support the full product lifecycle from new product innovation to sustaining engineering, including range improvement, product features, cost reduction, and mass optimization.
Our engineering team in the Burlingame includes battery and charging system engineers with significant industry experience. We have launched several battery and charger families using a rigorous multi-phase process in collaboration with our design and internal manufacturing teams, as well as outside vendors. Key areas of technical focus include battery structure, thermal and battery management systems, charging systems, high voltage power distribution, and embedded electronics. The team uses the latest combined environment durability test methods and rigorous safety testing protocols that are designed to assure product reliability and safe operation.
Proterra Transit’s vehicle engineering team, based primarily in Greenville includes a number of experienced sub-teams organized by vehicle technology. Those include body, interior/exterior, chassis, pneumatics, mechanical systems, low and high voltage electrical, thermal systems, controls, embedded electronics and drivetrain.

Supply chain
We have developed close relationships with several key suppliers, particularly for lithium-ion cells, drivetrain components, charging systems, and bus bodies. Our bus bodies are purchased from TPI Composites, Inc. While we obtain some components from multiple sources, in some cases we also purchase significant components used in our products from a single source that we have validated. For our battery cells, we have two qualified suppliers for supply chain resiliency but have only used one of these suppliers, LG Energy Solution, for our current battery system to date. We also operate a cell testing lab where we regularly test new cells from a wide range of global cell manufacturers.
We obtain systems, components, raw materials, parts, manufacturing equipment, and other supplies from suppliers that we believe to be reputable and reliable. We have established and follow internal quality control processes to source suppliers, considering engineering validation, quality, cost, delivery, and lead-time. We have a quality management team that is responsible for managing and ensuring that supplied components meet quality standards. Our quality standards are guided by industry standards, including Automotive Industry Action Group, Advanced Product Quality Planning, and Production Part Approval Process procedures, which were developed by the U.S. auto industry.
Our electric transit buses use purchased parts that are primarily sourced from American suppliers. We developed our supply chain to comply with the Federal Transit Administration’s (“FTA”) Buy America requirements and the Federal Aviation Administration’s (“FAA”) Buy American requirements, which govern transit bus procurements that are paid for, in part, with federal funds by transit agencies and airports, respectively. For certain Canadian customers, we source select vehicle content from Canadian suppliers in order to comply with Canadian Content requirements.
Manufacturing
We have battery manufacturing facilities in City of Industry and Burlingame. We manufacture electric transit buses at each of our facilities in City of Industry and Greenville. We strive to instill a manufacturing culture of continuous improvement and leverage best practices in quality control and worker safety across our facilities. We are ISO 14001 certified in our Burlingame, City of Industry, and Greenville facilities.
Quality control
We have adopted an integrated, end-to-end approach to quality control. We have strategies to identify and correct any defects at each of the design, supplier development, production, and field performance stages for our battery systems, electrification and charging solutions, fleet and energy management software, and our electric transit buses. Our battery lines are required to undergo end-of-line testing for safety, and to assess readiness for vehicle integration. We designed our bus manufacturing line with multiple quality checkpoints, commissioning and functional validation, and road testing. Our customers typically inspect our buses at our facilities prior to shipment. In August of 2020, we passed the ISO audit and became ISO 9001 and 14001 certified. We believe these certifications are a testament to our commitment to quality control.
Service and warranty
Service
We believe customer service is a critical component of promoting adoption of our technology. Our customer service team provides various onsite services for our vehicles at our customers’ locations. Our services typically include training for operators and technicians, onsite delivery support, field support, engineering escalation support, and procurement of spare parts. By performing vehicle services ourselves, we can efficiently identify problems, find solutions, and incorporate improvements into our products.
We design our charging systems and buses with the capability to connect to our telematics platform. We use this data to inform product development and assist with service calls. We are constantly evaluating our service offerings to make sure we are properly aligned with our customers’ needs.

Warranty
We offer warranties for our battery systems, electric transit buses, including their major subsystems, and charging systems.
Our battery system warranty is dependent on the vehicle and its usage. We offer 6-year standard warranty and 12-year extended warranty on the battery for materials and workmanship, and an energy capacity warranty that depends on vehicle capacity and expected usage. We typically offer two to five-year warranties on other ancillary components of our powertrain system. Our standard warranty on battery systems reserves the right to replace components with different items of equal or better performance to keep pace with improvements in battery technology development.
Our electric transit bus warranty is comprised of a one-year complete bus warranty, a 12-year warranty on our composite bus body, and warranties on other components generally ranging from one to three years. Transit agencies will often request additional coverage as part of the initial capital purchase, in part to minimize their operational costs. We price these extended warranties into our contract bids.
Under the fleet defect provisions included in some electric transit bus purchase contracts, we are required to proactively prevent re-occurrences of a defect in the entire fleet of electric transit buses delivered under a contract if the same defect occurs in more than a specified percentage of the fleet within the base warranty period (or sometimes base warranty period plus one year) following delivery of the electric transit bus.
We offer a standard two-year warranty on our charging hardware. Warranties for installed third party hardware can extend up to five years. When we have offered extended warranty coverage beyond the suppliers’ warranty, we have priced these extended warranties into our contract bid.
Government regulations, funding, and other programs
Regulations and programs
Battery safety and testing
Our battery system complies with all requirements of the SAE J2929 Safety Standard for Electric and Hybrid Vehicle Propulsion Battery Systems Utilizing Lithium-based Rechargeable Cells. In addition, we test our battery systems according to industry standards, including from the SAE, the Economic Commission for Europe (“ECE”), and Underwriters Laboratories (“UL”), as well as our own internal standards, for conditions, including mechanical abuse, thermal cycling, humidity, water immersion, corrosion, and short circuit events. We have also completed applicable transportation tests for our battery packs, demonstrating our compliance with applicable regulations that govern the transport of lithium-ion batteries.
Certain materials in our battery packs contain trace amounts of hazardous chemicals, whose use, storage, and disposal are regulated under federal and state law. In addition, we are subject to international regulatory and safety requirements, including the European Union’s directives related to hazardous substances such as Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) and the Restriction of Hazardous Substances (“RoHS”). Most of our battery systems are recyclable, which enables us to develop battery recycling programs with third parties to recycle our battery packs at the end of their useful life.

Model bus testing program
The FTA mandates that new transit bus models, and subsequent material changes to those models, be physically tested to meet certain performance standards in order to be eligible to receive federal transit funding. Altoona Testing is designed to promote production of better transit vehicles and components, and to ensure that transit customers purchase vehicles that are able to withstand the rigors of transit service. Altoona Testing, typically a required pre-condition for customer acceptances, is available to vendors on a first-come, first-served basis and subject to a waiting list. To date, our 40-foot and 35-foot buses have completed Altoona Testing, but as material changes are made to our bus platform, we must undergo new rounds of testing.

The vehicles we sell in Canada are subject to different safety testing regulations and may require redesign or additional testing.
Zero Emission Certifications
In addition, we are subject to the Environmental Protection Agency (“EPA”) and California Air Resources Board’s (“CARB”) annual certification greenhouse gas emissions requirements related to our transit vehicle and powertrain. The CARB certification is required to participate in California’s Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”), which offers vouchers to our customers to reduce the purchase price of zero-emission vehicles.
Motor Vehicle Safety Standards
The United States NHTSA mandates that vehicles, including transit buses, meet all the Federal Motor Vehicle Safety Standards (“FMVSS”) testing requirements issued by the agency. We self-certify that our electric transit buses comply with applicable FMVSS as of the date of vehicle production. Our electric transit buses must also conform to state and local requirements which vary by jurisdiction. Transit buses sold in Canada must also meet Canada Motor Vehicle Safety Standards (“CMVSS”). Transport Canada monitors FMVSS for applicability to Canada to further align with U.S. regulations, adopting or modifying an FMVSS to address unique usage and environmental conditions in the Canadian market.
Government funding opportunities
Federal funding programs for zero-emission commercial vehicles
On November 15, 2021, President Biden signed the Infrastructure and Investment Jobs Act, also referred to as the “Bipartisan Infrastructure Law”, into law. The Bipartisan Infrastructure Law created a number of new funding opportunities for Proterra Powered & Energy customers. The EPA will receive $5 billion over 5 years for the Clean School Bus program, which provides $500 million per year for zero emission school buses, as well an additional $500 million per year for low or zero emission school buses. The EPA also continues to administer the Diesel Emission Reduction Act grant program, which provides funding for transit, school bus, drayage, refuse, and other vehicle types that are low or zero emission. Finally, the Bipartisan Infrastructure Law also provides funding through discretionary and formula programs to various departments at the US Department of Transportation and, can potentially fund opportunities to electrify commercial vehicles at airports, ports, and other locations.
Federal formula and competitive funding programs for transit customers
Our transit customers are generally transit authorities who depend on federal government funding and programs authorized for public transportation under Title 49, Chapter 53 of the United States Code, and administered by the FTA, as well as other state funding programs. Federal and state funding has accelerated the adoption of electric vehicles in this market. Our principal customers are eligible for government funding, including, in particular, programs authorized under the Fixing America’s Surface Transportation (FAST) Act, to accelerate their investments in electric transit fleets. Passed in December 2015, the FAST Act allocated over $305 billion for highway, transit, and vehicle safety programs for a five-year period ending September 30, 2020. The FAST Act was subsequently extended and then reauthorized by the Bipartisan Infrastructure Law through the federal government’s fiscal year 2026.
The Bipartisan Infrastructure Law provides approximately $567 billion to discretionary and formula programs under the U.S. Department of Transportation’s (“USDOT”) jurisdiction, including approximately $39 billion of funding to transit, which represents an increase of 43% compared to amounts authorized under the FAST Act. Among other programs, the Bipartisan Infrastructure Law authorized over $70 million per year for the Low or No Emission Program, as well as a supplemental appropriation of $5.25 billion over five years for the Low or No Emission Program. Although 25% of this funding is reserved for low-emission buses only, it will provide over $850 million per year for funding zero-emission transit buses and infrastructure, a 14-fold increase over the authorized amounts in the FAST Act. The Bipartisan Infrastructure Law also funds the Buses and Bus Facilities competitive program at $376 million in 2022 to $412 million in 2026.

State funding programs
Certain states offer vouchers and other incentives for clean energy vehicles. California offers HVIP, which provides a point-of-sale discount to organizations that purchase fleets of hybrid and electric trucks and buses. The HVIP vouchers are targeted to offset about 80% of the incremental cost of hybrid and electric trucks and buses. In 2021, the state of California passed a historic zero-emission vehicle and infrastructure funding package for fiscal year 2021-2022, which includes $269.5 million for the HVIP program as well as $130 million set aside for HVIP for school buses, $70 million set aside for transit vehicles, and $75 million for HVIP for drayage trucks. California also offers vouchers for clean off-road equipment (“CORE”), such as cargo handling equipment. California’s FY2021-2022 budget includes $194.95 million for CORE vouchers. California’s zero-emission vehicle and infrastructure funding package for fiscal year 2021-2022 also provided for $873 million in funding for clean heavy-duty vehicles and off-road equipment in fiscal year 2021-2022 (to be implemented by the California Air Resources Board) and $391 million in funding for medium- and heavy-duty ZEV infrastructure in fiscal year 2021-2022 (to be implemented by the California Energy Commission).
New York offers the Truck Voucher Incentive Program, which funds low- and zero-emission transit buses and other vehicles. Other states offer similar programs that provide point-of-sale discounts to purchasers of electric vehicles, which help our customers offset the costs of purchasing our transit vehicles. To be eligible vehicles, our electric transit buses must meet certification requirements for electric vehicles from the EPA and, where applicable, California Air Resources Board. Additionally, there are other state programs that help fund electric bus purchases. For example, states are allocating portions of settlement funds from the approximately $15 billion Volkswagen Emissions Settlement Program to investments in zero-emission transit buses, and the state of California has allocated about 10% of its annual Cap-and-Trade funds to California’s Transit and Intercity Rail Capital Program.
State emissions credits
Public transit agencies and other customers may be eligible for emission reduction credits through state programs.
The California Low Carbon Fuel Standard (“LCFS”) enables transit agencies using electricity as a source of fuel to opt into the LCFS program and earn credits that can be monetized. While the value of these credits fluctuates, the credits may help to offset up to half of the fuel costs for our transit customers.
Intellectual property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of patents, trademarks, trade secrets, copyrights, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information.
As of December 31, 2021, we held 67 issued U.S. patents and had 24 U.S. patent applications pending. We also held 27 issued patents and 31 patent applications pending in a foreign jurisdiction. Our U.S. issued patents expire between 2029 and 2040. As of December 31, 2021, we held 10 registered trademarks in the United States, including the Proterra mark, and also held 12 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.
Employees
As of December 31, 2021, we had 870 full-time employees. We believe the positive relationship we have with our employees and our mission led culture differentiate us and are key drivers of business success. Our production employees in City of Industry are represented by the United Steel Paper & Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union AFL-CIO, CLC and we have a collective bargaining agreement with the union that will continue in effect until May 31, 2024, and then continue from year to year until the following May 31 unless either party serves written notice upon the other of a desire to alter, amend, or terminate the collective bargaining agreement sixty days prior to the expiration date.
Availability of Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, any amendments to those reports and statements and other information with the SEC. These SEC filings are made available free of charge on our website at www.proterra.com as soon as reasonably practicable after we file or furnish the materials with the SEC. Information contained on or accessible through our website is not incorporated into this filing unless expressly noted, and the inclusion of our website address in this filing is an inactive textual reference only.
Item 1A. Risk Factors
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Our Business
Our limited history of selling battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through December 31, 2021, had delivered over 800 electric transit buses. In 2021, 2020, and 2019, we recognized $242.9 million, $196.9 million, and $181.3 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. In addition, certain variations of our 40-foot and 35-foot ZX5 transit buses have not yet passed the FTA federal bus testing program, which is a necessary condition to selling our buses to customers that use federal money to fund their purchases. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Apex fleet and energy management software-as-a-service platform. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.
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
We have in the past found defects in our battery systems, electric transit buses, and charging systems. We may in the future find additional design and manufacturing defects that cause our products to require repair or not perform as expected. While we perform our own and in some cases third-party testing on the products we manufacture, we currently have a limited amount of customer operating experience with our battery systems, drivetrains, high-voltage systems, electric transit buses, software systems, and charging solutions by which to evaluate detailed long-term quality, reliability, durability, and performance characteristics of these products and solutions. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to or operation by customers. Our efforts to remedy any issues may not be timely, may hamper production, or may not be satisfactory to our customers. Further, our business has grown rapidly in recent periods, and we may not be able to scale our service organization or partner with an existing service network quickly enough to satisfactorily provide timely customer service and address product defects, customer complaints, and warranty issues, which could result in customer dissatisfaction and negatively impact further sales.
Any product defects, delays, or legal restrictions on our products, or other failure of our products to perform as expected could harm our reputation, negatively impact our ability to market and sell our products, and result in delivery delays, product recalls, product liability claims, customer contract terminations, adverse regulatory actions, and significant warranty and other expenses, and could have an adverse effect on our business, prospects, financial condition, and operating results.
Defects in the materials or workmanship of our composite bus bodies could harm our reputation, expose us to product warranty or other liability claims, decrease demand for our buses, or materially harm existing or prospective customer relationships.
We are the only transit bus manufacturer in the United States to use a composite unibody for our electric transit buses. In the past, we have sourced composite bus bodies from three suppliers, and now use only one supplier. Defects in the composite body, including non-structural concerns, whether caused by design, engineering, materials, manufacturing errors, or deficiencies in manufacturing or quality control processes at our suppliers, are an inherent risk in manufacturing technically advanced products for new applications. We offer our customers a twelve-year warranty on the composite bus body structure and bear the risk of possible defects. We have experienced defects in some bus bodies and have had to make repairs. For example, in October 2018 we discovered cracking in the wheel wells on some of our buses which required us to repair these defects under our warranty and will increase our field and customer service costs. In addition, in 2020 and 2021, we discovered a manufacturing quality issue that required us to repair laminate cracks that occurred near door frames of certain customer buses, and we expect that we will have to make more of these types of repairs. In 2020, we filed a recall related to the attachment of a torque limiter plate to the composite bus body that did not have proper adhesive application and could compromise the steering gear box and steering of the vehicle. We have recently voluntarily filed a new recall on the same issue for a new population of buses. Certain customers have experienced superficial cracking in the exterior gel coat or skin coat of the composite body which has caused certain customers to remove buses from revenue service and required us to develop inspection criteria and repair protocols, when applicable. We have also had to address vehicle inspection guidelines that are designed for metal frame buses with chassis and are not necessarily applicable to composite unibody architecture. Though these defects have not materially impacted us to date, we expect to continue to address these issues, and these defects or future defects with our advanced body materials whether structural or not may harm our existing and prospective customer relationships, damage our brand, and result in a reduction of awards, customer contract terminations, adverse regulatory actions, increased warranty claims, product liability claims and other damages.
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
We may experience, and did experience in 2021, increases in the cost or a sustained interruption in the supply or shortage of materials necessary for the production, maintenance and service of our transit buses, battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Any such increase in cost, including due to inflation, supply interruption, materials shortage, or increase in freight and logistics costs, could adversely impact our business, prospects, financial condition, and operating results. Our suppliers use various materials, including aluminum, carbon fiber, lithium, cobalt, nickel, copper and neodymium. The prices and supply of these materials may fluctuate, depending on market conditions, geopolitical risks, such as the war in Ukraine, fluctuations in currency exchange rates, and global supply and demand for these materials, including increased production of electric transit buses and other energy storage applications by our competitors and companies in adjacent markets such as passenger cars and stationary storage. Our contracts do not all have mechanisms in place that allow us to raise prices to the end customer due to inflation or other material cost increases. If we are not able to raise our prices to our end customers, inflationary pressures and other material cost increases could, in turn, negatively impact our operating results.
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
We expect raw material prices to remain elevated throughout 2022 due to inflation and continued global supply chain issues. While we believe our exposure to the potential increased costs is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful. Substantial increases in the prices for our materials or prices charged to us, particularly those charged by lithium-ion cell suppliers or charger hardware providers, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased sale prices on our battery system, vehicle or charging systems. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause us to experience significant increases in freight charges and material costs. Additionally, because the negotiated price of an existing battery system, vehicle or charging system is established at the outset, we, rather than our customers, bear the economic risk of increases in the cost of materials. Moreover, any attempts to increase battery system, vehicle or charging system prices in response to increased material costs could increase the difficulty of selling our electric transit buses or battery systems at attractive prices to new and existing customers and lead to cancellations of customer orders. If we are unable to effectively manage our supply chain and respond to disruptions to our supply chain in a cost-efficient manner, we may fail to achieve the financial results we expect or that financial analysts and investors expect, and our business, prospects, financial condition, and operating results may be adversely affected.
We have been and may continue to be impacted by macroeconomic conditions resulting from the global COVID-19 pandemic including supply chain disruptions.
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

We temporarily suspended operations at each of our manufacturing facilities in the United States for short periods of time during 2020, and have in several periods operated at reduced capacity in our battery and bus manufacturing plants because of a shortage of available workers, quarantine restrictions and social-distancing requirements. Some of our suppliers, shippers and partners have also experienced labor shortages due to the COVID-19 pandemic, including, for example, a Michigan-based supplier of battery system components, which resulted in the delayed launch of our battery production line in City of Industry, California because of delays in receiving necessary manufacturing equipment. We have experienced delays in parts deliveries from some of our overseas suppliers related to congestion at the port of Los Angeles, California. Most recently, during the third and fourth quarters of 2021, our vehicle and equipment deliveries were impacted by constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. These delays have not caused any plant shutdowns, but have caused delays in production and incremental shipping costs for air freight. Reduced operations or closures at the Bus Testing Center at Altoona, Pennsylvania, and delayed product inspections by customers, also resulted in delayed delivery and acceptances of electric transit buses. Macroeconomic conditions and changes to levels of consumer outlook and spend in the future may further adversely impact the energy product and automotive industries generally. For example, many of our customers, especially those in public transit, have postponed deliveries of our electric transit buses, and other potential customers have delayed requests for product proposals for new electric bus procurements or postponed changing infrastructure projects. If there is lower demand for public transportation in the future and a corresponding decrease in electric transit bus purchases and school bus purchases, our revenue and results of operations could be adversely affected. In addition, the COVID-19 pandemic delayed interest in commercial vehicle electrification for some school bus customers as school districts have reduced spending on capital investments and scaled back their operations generally.
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
Some of our products contain thousands of parts that we purchase from hundreds of mostly single-source direct suppliers, generally without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic and its related disruption of global supply chains, particularly in the industrial sector, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products, and delays in providing replacement parts to our customers. We have experienced component shortages and delays. For example, we have experienced component shortages and delays during the COVID-19 pandemic, and may continue to experience similar shortages and delays as the pandemic continues. We have also experienced delays in sourcing replacement parts for some of our oldest transit buses in customer fleets, which has led to customer dissatisfaction and buses being out of service for lengthy periods while awaiting replacement parts.
Moreover, significant increases in our production, or product design changes made by us have required and may in the future require us to procure additional components in a short amount of time. Our suppliers may not be able to sustainably meet our timelines or our cost, quality and volume needs, or may increase prices to do so, requiring us to replace them with other sources. Our supply for battery cells and other raw materials is critical in allowing us to scale our operations and meet our growth profitability and cash flow targets, such that any supply delay or vulnerability in the battery cell supply chain could alter our growth plans. Further, we have limited manufacturing experience and we may experience issues increasing the level of localized procurement at our current or future facilities. While we have to date secured additional or alternate sources or developed our own replacements for many of our components, and we believe that we will be able to continue to do so, there is no assurance that we will be able to do so quickly or at all, particularly with highly customized components. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts, and redesign certain parts to make them less expensive to produce. Any of these occurrences may harm our business, prospects, financial condition and operating results.
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
Our principal transit customers are transit authorities that depend on government funding and programs authorized for public transportation under Title 49, Chapter 53 of the U.S. Code, and administered by the FTA, including Urbanized Area Formula Grants, Formula Grants for Rural Areas, the Capital Investment Program, and the Bus and Bus Facilities Program. The Fixing America’s Surface Transportation Act, or FAST Act, enacted in December 2015, allocated over $305 billion for highway, transit, and vehicle safety programs for the five-year period that ended on December 31, 2020. Among other programs, the FAST Act reinstated a competitive Bus and Bus Facilities Infrastructure Investment Program, which grew from $268 million in 2016 to $344 million in 2020, resulting in an 89% increase over the 2015 funding levels for buses and bus facilities. To date, a substantial majority of our customers have received funding through these FAST Act programs in order to purchase new electric transit buses. For example, in 2018, nearly 70% of transit agencies that ordered buses from us were recipients of grants through the Low or No Emission Vehicle Program. The Low or No Emission Vehicle Program has enabled public transit agencies to purchase electric transit buses when the upfront cost of the electric bus was significantly higher than legacy diesel buses and the technology was new to customers. On November 15, 2021, President Biden signed the Infrastructure and Investment Jobs Act (IIJA), also referred to as the “Bipartisan Infrastructure Law”, into law, reauthorizing surface transportation programs through the federal government’s fiscal year in 2026, increasing funding for transit focused programs and establishing additional funding opportunities for no and low emission vehicles..
In addition to funding under the FAST Act and the Bipartisan Infrastructure Law, certain states and cities offer vouchers for the purchase of electric buses, such as California’s Hybrid & Zero Emission Truck & Voucher Incentive Project, and the New York Truck Voucher Incentive Program. These vouchers provide point-of-sale discounts to vehicle purchasers. Additionally, there are other state programs that help fund electric bus purchases, including California’s Transit and Intercity Rail Capital Program, which has been allocated a portion of California’s Cap-and-Trade funds annually. The California Low Carbon Fuel Standard, or LCFS, also enables transit agencies using electricity as a source of fuel to opt into the LCFS program and earn credits that can be monetized. While the value of these credits fluctuates, the credits may help to offset up to half of the fuel costs for our transit customers.
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
Our future growth prospects depend upon the interest of commercial vehicle manufacturers in adopting our products and services that are designed to facilitate the electrification of commercial vehicles.
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
In addition, with respect to our battery manufacturing business that supports Proterra Transit and Proterra Powered, our battery production volumes are relatively small and we are currently sole sourcing key components from select suppliers, such as LG Energy Solution, for the lithium-ion cells that we use to manufacture our battery packs and other sole source suppliers for key elements of the battery pack. Disruptions in production may result if we had to replace any of these sole source suppliers on short notice.
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
We have a history of net losses, have experienced rapid growth and anticipate increasing our operating expenses in the future, and may not achieve or sustain positive gross margin or profitability in the future.
We incurred net losses of $250.0 million in 2021, $127.0 million in 2020, and $101.6 million in 2019, and we expect to incur net losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $858.2 million. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain, including advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company.

We have also experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 870 full-time employees as of December 31, 2021. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments.

All of these efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent periods, our operating expenses have also increased significantly. If our revenue declines or fails to grow at a rate faster than increases in our operating expenses, or we are unable to increase gross margin, whether through reducing the cost of production or increasing sales, we would not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot ensure that we will achieve profitability in the future or that, if we do become profitable, that we will be able to sustain profitability.

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
•fluctuations in the cost and availability of raw materials, including as a result of tariffs and other trade restrictions;
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
Our business plan calls for significant increases in both vehicle and battery system production in a short amount of time to meet expected delivery dates to customers. Our ability to achieve our production plans will depend upon many factors, including adding additional battery lines, auxiliary vehicle production lines and production shifts, recruiting and training new staff while maintaining our desired quality levels, and improving our vehicle configuration process, supply chain management, and our suppliers’ ability to support our needs. Moreover, because many of our orders are with respect to products that will be delivered only after 2021, whether we are the battery system supplier or, in the case of electric transit buses, the vehicle OEM, there can be no assurance that we will be able to accurately forecast our supply chain demands or scale our manufacturing accordingly to meet the delivery deadlines for these orders. In addition, we have adopted, and may adopt in the future, new factory and supply chain management technologies and manufacturing and quality control processes, which we must successfully introduce and scale for production across our factories. We have introduced new battery system configurations for our customers and we are new to modifying our production processes to complete different configurations. Moreover, our electric transit buses are customized for our customers and certain battery systems require custom integration with our customer electric transit buses, which means that each new electric transit bus order brings its own set of challenges to vehicle configuration and supply chain. For example, each new electric transit bus configuration may introduce a multitude of parts that we have not used in previous electric transit bus builds, which in turn requires obtaining parts from new suppliers that engineering must validate and incorporate into our vehicle configuration. In the past, we have experienced changes in work instructions for electric transit buses that have not been timely communicated between factories, resulting in recalls of delivered product. We have limited experience developing, manufacturing, selling, servicing, and allocating our available resources among multiple products and multiple factories simultaneously. If we fail to effectively manage the complexity of our production process, our business, prospects, financial condition, and operating results could be adversely affected.
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
In addition, we may not be able to compete effectively with other alternative fuel vehicles and integrate the latest technology, which may include autonomous vehicle technology, into our battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Even if we are able to keep pace with changes in technology and develop new products and services, we are subject to the risk that our prior models, products, services and designs will become obsolete more quickly than expected, resulting in unused inventory and potentially reducing our return on investment, or become increasingly difficult to service or provide replacement parts at competitive prices. For example, we incurred $4.9 million, $3.0 million and $1.9 million in inventory write-offs in 2019, 2020 and 2021, respectively, as the result of unused raw materials or adopting new technologies. Additionally, given the long sales cycle of each of our products and services, customers may delay purchases and modify or cancel existing orders in anticipation of the release of new models and technology. Moreover, developments in alternative technologies, such as advanced diesel, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may adversely affect our business and prospects in ways we do not currently anticipate. Any developments with respect to these technologies, in particular fuel cell technologies and related chemical research, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.
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
We expect that our ability to establish, maintain, and manage strategic relationships, such as development and supply agreements with customers that could have a significant impact on the success of our business. While we expect to increase the amount of revenue associated with Proterra Powered and Proterra Energy to become a more substantial in the future, there can be no assurance that we will be able to identify or secure suitable and scalable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. We entered a strategic collaboration agreement with Daimler in 2018, which has since expired, that involved Daimler making a significant equity investment in our company and a representative from Daimler joining our board of directors. We may not be able to offer similar benefits to other companies with which we would like to establish and maintain strategic relationships, which could impair our ability to establish such relationships. Moreover, identifying such opportunities could demand substantial management time and resources, and may involve significant costs and uncertainties.
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
Our electric transit buses and component products must comply with the National Traffic and Motor Vehicle Safety Act of 1966, as amended (“NTMVSA”), and regulations promulgated thereunder, which are administered by the National Highway Traffic Safety Administration (“NHTSA”). NTMVSA requires vehicle and equipment manufacturers to provide notice of safety defects to NHTSA and initiate a recall process within five days of such a determination by a manufacturer. NHTSA also administers reporting requirements from vehicle manufacturers under the Transportation Recall Enhancement, Accountability and Documentation Act of 2000 (the “TREAD Act”). We have ongoing reporting requirements under the TREAD Act and in the past have failed to timely report under the TREAD Act. NHTSA may also require a manufacturer to recall and repair vehicles that contain safety defects or that are not compliant with FMVSS or other certification requirements for vehicles. Sales into foreign countries may be subject to similar regulations. We cannot assure you that violations of these laws and regulations will not occur in the future or have not occurred in the past as a result of human error, accidents, equipment failure, manufacturing or design defects, or other causes. It is possible that our reporting for historical periods for which we failed to timely report may reveal instances where we should have taken actions required by law but failed to do so. For example, we became subject to certain early warning reporting obligations under the TREAD Act in 2018. Our ongoing reporting obligations require us to provide certain early warning data to help identify potential safety-related defects, including certain safety data dating back ten years. While we have filed reports for current periods, we are currently not in full compliance with these early warning reporting requirements for prior periods. As we work to remediate our non-compliance, we may be subject to retrospective safety recall notices on our electric transit buses. Recalls of our electric transit buses or components, whether initiated by us, NHTSA or another authority, or penalties for regulatory compliance failures could have a material adverse effect on our reputation, business and operating results and be used by our competitors to our disadvantage.
Furthermore, if we choose to expand internationally, we would likely face additional international requirements that may not be compatible with regulations that govern our business in the United States. For example, in the United States, we developed our supply chain to ensure that we comply with Buy America regulations, which govern manufactured products and rolling stock, including transit bus, procurements that are paid for, in part, with funds administered by the FTA. Buy America regulations currently require that 70% of our vehicle components by cost be manufactured in the United States, and the Made in America Office opened under the Biden-Harris administration has proposed rules which may raise this requirement further. Buy America regulations have the effect of rendering the cost of our supply chain more expensive when compared with our competitors. As we began selling buses to airports, we had to modify our operations to comply with the Buy American requirements under the “FAA rules, which differ from the Buy America requirements under the FTA rules. In June 2018, we received our first order from a Canadian transit authority, and as a result, we need to comply with Canadian Content requirements, which will require sourcing components from Canadian suppliers or assembly of components in Canada. These regulations may increase the costs of doing business and add operational challenges.
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
Failure to comply with the Disadvantaged Business Enterprise (“DBE”) program requirements or our failure to have our DBE goals approved by the FTA could adversely impact our transit business.
The FTA requires transit vehicle manufacturers that bid on federally-assisted rolling stock procurements to submit annual goals to support qualified DBEs (as defined in the DBE program regulations), and to certify that they have complied with the requirements of the DBE program established by the U.S. Department of Transportation (“DOT”), which aims to increase the participation of DBEs in state and local procurements. Companies are certified as DBE if they are for-profit small businesses majority-owned by socially and economically disadvantaged individuals. The FTA reviews and approves transit vehicle manufacturers’ DBE goals for the upcoming year and maintains a certified list of transit vehicle manufacturers that are eligible to bid on federally funded vehicle procurements based on their goals to contract with DBEs and good faith implementation of those goals. Our failure to comply with the DBE program requirements or a delay in having our DBE goals approved by the FTA could result in our ineligibility to bid on federally funded transit vehicle procurements, which could have an adverse effect on our business, prospects, financial condition, and operating results.
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
The battery packs that we currently produce make use of lithium-ion cells, which we believe currently represent the industry standard for battery technology for electric vehicles. It is possible, however, that other types of batteries or yet undeveloped or unknown technologies may become favored in the future, such as lithium iron phosphate (“LFP”) batteries. LFP batteries currently have a wide range of applications, including in electric vehicle applications, and are perceived by many as offering cost-effective performance as compared to lithium-ion cells. The cost-effectiveness of LFPs is due, in part, to substantial investments in this technology development and manufacturing capability in China. While we believe that our products and services based on the lithium-ion cells that we have chosen to offer our customers present advantages with respect to ease of integration with their products and services and underlying performance, it is possible that these customers and partners may deem LFP-based technology, or other technologies, as sufficient or superior for their purposes, and may demand that we shift to LFP-based technology or decide to partner with other service providers who employ such technologies. In addition, it is possible that the performance, safety features or characteristics, reliability or cost-effectiveness of LFP batteries, or another form of battery, could improve in the future such that our current lithium-ion cell based offerings would become, or be perceived as, inferior or obsolete. In addition, it is possible that new forms of batteries or electrification technologies, such as solid state batteries, could emerge as a more cost effective or safer alternative to the batteries we currently offer. In the event that LFP or a new form of battery emerges or is deemed to exhibit better performance, operate at lower cost or exhibit better safety features, we could be compelled to attempt to integrate those new types of batteries into our platform, which may not be possible or feasible at a price that would be attractive to our customers or potential partners. Any developments with respect to LFP or new battery technology, or new electrification technologies that are based on unforeseen developments in fuel cell technology, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.
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
We anticipate that in the future there will be new opportunities for us to apply for grants, loans, and other federal and state incentives. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives is and will remain highly competitive. We may not be successful in obtaining any of these additional grants, loans, and other incentives. We have in the past failed and may also in the future fail to comply with the conditions of these incentives, which could cause us to lose funding or negotiate with governmental entities to revise such conditions. For example, we received a grant in South Carolina in 2010 that was subject to certain performance criteria, including a condition that we create no fewer than 400 new full- time jobs. We were unable to meet the original deadline but negotiated with the South Carolina Coordinating Council for Economic Development (the “Council”) for an extension on the date of job creation and we have since fulfilled the revised condition to the Council’s satisfaction. Our estimates of job growth under our California Competes Tax Credit have also not come to fruition for certain fiscal years. We may be unable to find alternative sources of funding to meet our planned capital needs, in which case, our business, prospects, financial condition, and operating results could be adversely affected.
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
As a manufacturer, producer and seller of battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, we are subject to numerous environmental, health, and safety laws and regulations in the United States, including laws relating to exposure to, use, handling, storage, and disposal of hazardous materials, and the building, testing and use of batteries and high-voltage systems, and other components, such as HVAC systems. Moreover, we may be subject to additional regulations as we expand our operations internationally. The costs of compliance, including assessing changes to our operations and notices required in our facilities and on our electric transit buses regarding potential hazards could be substantial. In addition, we may be required to manufacture product with alternative technologies and materials that require changes to our engineering, supply and product development programs that could result in significant cost and delays in product introduction. We also may not be successful in complying with such laws and regulations which could impact our ability to sell our products in certain locations, or result in substantial fines and penalties if our products in service are found to be non-compliant with certain laws and regulations. We also expect regulation of electric powertrains will increase over time, and result in increased compliance costs. For example, beginning in 2023, we will need to receive a zero emission powertrain certification in California. In addition, we have indemnified certain of our landlords for any hazardous waste that may be found on or about property that we lease. Furthermore, any violations of applicable environmental and safety laws and regulations may result in substantial fines and penalties, prevent us from selling products in certain markets, remediation costs, third-party damages, a suspension or cessation of our operations, and negative publicity that could harm our business, reputation, prospects, financial condition, and operating results.
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
We also maintain information technology measures designed to protect us against system security risks, data breaches, and cyber-attacks. Cyber-attacks could include denial-of-service attacks impacting customer service availability and reliability, the exploitation of software vulnerabilities in internet facing applications, social engineering of system administrators (for example, tricking company employees into releasing control of their systems to a hacker), or the introduction of computer viruses or malware into our systems to steal confidential or proprietary data. In 2020, we were the victim of a successful social engineering attack that resulted in the diversion of significant funds the Company intended to pay a supplier to a fraudulent account. In the third quarter of 2021, human error also resulted in a server for our APEX platform being accessible to the public a short period of time, allowing unauthorized access to a telematics data and, resulting in the deletion of a limited amount data used by employees and customers for report functionality. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our funds, intellectual property and data. In addition, we are vulnerable to unintentional errors or malicious actions by persons who have authorized access to our systems but exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our technology services. The steps we take to increase the reliability, integrity, and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third-party partners’ and vendors’ technology. Operational errors or failures or successful cyber-attacks could compromise our proprietary information, the quality of our services, and our ability to perform for our customers, resulting in damage to our reputation, which could have an adverse effect on our business, prospects, financial condition, and operating results.In addition, these events could increase the risk of claims alleging that we do not comply with applicable laws and regulations, subjecting us to potential liability and regulatory penalties under privacy laws protecting personal information.
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
On May 6, 2020, we received a $10 million loan pursuant to the Paycheck Protection Program of the CARES Act (the “PPP loan”). We used these funds to continue to employ our production and other staff during the pandemic. The PPP loan matures in 2025 with an annual interest rate of 1%. This loan has a six-month deferral of payments period and may be prepaid at any time without penalty. Under the CARES Act, we are eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses during the 24-week period following receipt of the loan, provided that we maintain our number of employees and compensation within certain parameters during such period. We applied for such forgiveness in December 2020, and in January 2022, the Small Business Administration (“SBA”) denied our forgiveness application. We are in the process of appealing this denial and cannot provide any assurance that any amount of the PPP loan will ultimately be forgiven by the SBA. Any forgiven amounts will not be included in our taxable income.
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
We may be limited in the portion of net operating loss (“NOL”) carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2021, we had U.S. federal NOL carryforwards and state NOL carryforwards of approximately $599.7 million and $437.9 million, respectively, which if not utilized will begin to expire for federal and state tax purposes beginning in 2030 and 2023, respectively. Federal NOLs generated after December 31, 2017 have an indefinite carryover period, and federal NOLs generated after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. Realization of NOL carryforwards that expire beginning in 2030 and 2023, respectively, depends on future income, and there is a risk that these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Effective December 31, 2021, we are a large accelerated filer based on the assessment of our public float as of June 30, 2021. We have excluded management’s report on our internal control over financial reporting in this Annual Report based on certain compliance and disclosure interpretations of the SEC (see Item 9A. Controls and Procedures of this Annual Report for more information). However, we will be required to provide an annual management report on the effectiveness of our internal controls over financial reporting in our subsequent annual reports on Form 10-K, as we will no longer be an emerging growth company and not eligible to rely on those compliance and disclosure interpretations. Additionally, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in subsequent annual reports on Form 10-K. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the the Nasdaq.

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
•currency exchange rate fluctuations;
•regional economic and political instability, including as a result of acts of war or terrorism in countries where we may operate;
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
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
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could have an adverse effect our business, prospects, financial condition, and operating results.
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
New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. United States federal legislation affecting the tax laws was enacted in December 2017 (the “Tax Cuts and Jobs Act” or “TCJA”), March 2020 (the “Families First Coronavirus Response Act”), March 2020 (the “CARES Act”), and in December 2020 (“Consolidated Appropriations Act, 2021”).
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
In addition, our restated certificate of incorporation provides the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Our restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act, which we refer to as a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act or the Exchange Act must be brought in federal court and cannot be brought in state court. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock. See the section titled “Description of Capital Stock” for additional information.

Risks Related to our Common Stock
We were previously a “smaller reporting company”, and we are able to take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies” through the year ended December 31, 2021, which could make our common stock less attractive to investors.
We were previously a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K and we are therefore able to take advantage of certain reduced disclosure obligations in our periodic reports for the year ended December 31, 2021, including reduced disclosure obligations regarding executive compensation in the Proxy Statement for our 2022 Annual Meeting of Stockholders. As a result, our stockholders may not have access to certain information they may deem important, and we cannot predict whether investors will find our common stock less attractive because we will have been able to rely on this exemption. If some investors find our common stock less attractive as a result of our reliance on this exemption, the trading price of our common stock may be lower than it otherwise would be, there may be a less active trading market for our common stock and the trading price of our common stock may be more volatile.
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
•the volume of shares of our common stock available for public sale, including as a result of the conversion of the Convertible Notes into shares of our common stock or termination of the lock-up pursuant to the terms thereof; and
•general economic and political conditions such as recessions, changes in interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks, geopolitical conflicts (including the current conflict in Ukraine), and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.
Future resale of our common stock may cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Although the Sponsor and certain of our stockholders were subject to certain lock-up restrictions regarding the transfer of our common stock, these lock-up restrictions expired on December 11, 2021. Furthermore, our registration statement on Form S-1 relating to the offer and sale from time to time by the selling securityholders named therein of up to 168,719,124 shares of common stock has been declared effective by the SEC. Because these lock-up restrictions have expired for such stockholders and the registration statement on Form S-1 is available for use, the market price of our common stock could decline if the holders of our common stock sell them or are perceived by the market as intending to sell them.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters are in Burlingame, California, where we occupy facilities totaling approximately 34,400 square feet under a lease that expires in September 2024. We use these facilities for administration, finance, legal, human resources, information technology, sales and marketing, engineering, technology, and development. Our Burlingame headquarters also includes one of our battery manufacturing facilities and our test lab.
We also have bus manufacturing facilities in City of Industry and Greenville. Battery manufacturing is also in City of Industry where we lease approximately 157,100 square feet of space under a lease that expires in August 2022, and for which we are actively negotiating an extension. In Greenville, we lease approximately 209,300 square feet under a lease that expires in June 2026, for which we have two five-year options to extend our lease to June 2036. In November 2021, we entered into a lease arrangement for a new plant with approximately 327,000 square feet at Greer, South Carolina. to expand our battery system manufacturing capacity. The lease expires in January 2032, and we have two five-year options to extend our lease to 2042.
We have in the past applied for and received state grants and tax incentives designed to promote the manufacturing of electric vehicles and related technologies. In April 2015, the California Energy Commission awarded us $3.0 million based on our investment of approximately $8.4 million in our manufacturing facilities in California through December 31, 2018. In addition, in April 2019, the California Energy Commission awarded us a $1.8 million grant based on our expected investment of approximately $4.3 million in our manufacturing facility in City of Industry, California. The California Energy Commission awards were made after a competitive grant solicitation that offered to fund development of advanced vehicle technology manufacturing facilities in California.
We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that suitable additional space will be available to accommodate any expansion of our operations if needed in the future.
Item 3. Legal proceedings
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our outstanding common stock has been listed on the Nasdaq Global Select Market under the ticker symbol “PTRA” since June 15, 2021.
Holders
As of March 9, 2022, there were approximately 732 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Sales of Unregistered Securities
None.
Use of Proceeds
On September 25, 2020, ArcLight completed its initial public offering of 25,000,000 units, plus an additional 2,750,000 units subsequently issued upon partial exercise of the underwriters’ overallotment option, at a price of $10.00 per unit generating gross proceeds of $277,500,000 before underwriting discounts and expenses. Each unit consisted of one Class A ordinary share and one-half of one public warrant. Each whole public warrant entitled the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to certain adjustments. The units sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-248625). The registration statement became effective on September 22, 2021.
Simultaneous with the closing of ArcLight’s initial public offering, ArcLight completed the private placement of 7,550,000 private placement warrants at a price of $1.00 per private placement warrants to the Sponsor. The private placement warrants sold to the Sponsor were substantially identical to the public warrants forming a part of the warrants sold in the initial public offering of ArcLight, except that if held by the Sponsor or its permitted transferees, they (i) were permitted to be exercised for cash or on a cashless basis, (ii) were not subject to being called for redemption and (iii) subject to certain limited exceptions, were subject to transfer restrictions until 30 days following the consummation of the Business Combination.
ArcLight incurred approximately $15.9 million in offering costs for its initial public offering including approximately $8.8 million of deferred underwriting fees and approximately $1.5 million in additional offering costs related to the partial exercise of the underwriters’ overallotment option. Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement shares, a total of $250.0 million was deposited into the trust account for the purpose of effecting an initial business combination. As of May 4, 2021, the record date of the Business Combination, there was approximately 277.6 million held in the trust account. After deducting payments to existing ArcLight shareholders of $155,772.59 in connection with their exercise of redemption rights, the remainder of the approximately $277.4 million held in the trust account is now held on our balance sheet to fund our operations and continued growth.
Issuer Purchases of Securities
On September 27, 2021, we issued a notice of redemption of all of our outstanding public and private warrants with a redemption date of October 27, 2021, which was later extended to October 29, 2021. Warrants were permitted to be exercised through the redemption date on a cash basis at an exercise price of $11.50 per share of our common stock, or on a cash-less basis for 0.255 shares of common stock per warrant. The redemption was completed in October 29, 2021. Any warrants not exercised by October 29, 2021 were redeemed for a price of $0.10 per warrant, and subsequently cancelled.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis Of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and notes thereto included elsewhere in this Annual Report. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to plans and strategy for Proterra’s business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” Proterra’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from Proterra’s forward-looking statements.
Overview
We are a leading developer and producer of commercial electric vehicle technology with an integrated business model focused on providing end-to-end solutions that enable commercial vehicle electrification.
Our business is organized into two business units comprised of three business lines, with each business line addressing a critical component of commercial vehicle electrification.
•Proterra Powered and Energy is our business unit that provides our technology solutions to commercial vehicle manufacturers and owners of commercial fleets, and is comprised of two business lines.
•Proterra Powered designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions into vehicles for global commercial vehicle original equipment manufacturer (“OEM”) customers serving the Class 3 to Class 8 vehicle segments, including delivery trucks, school buses, and coach buses, as well as construction and mining equipment, and other applications.
•Proterra Energy provides turnkey fleet-scale, high-power charging solutions and software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization. These solutions are designed to optimize energy use and costs, and to provide vehicle-to-grid functionality.
•Proterra Transit is our business unit that designs, develops, manufactures, and sells electric transit buses as an OEM for North American public transit agencies, airports, universities, and other commercial transit fleets. Proterra Transit vehicles showcase and validate our electric vehicle technology platform through rigorous daily use by a large group of sophisticated customers focused on meeting the wide-ranging needs of the communities they serve.
The first application of Proterra Powered commercial vehicle electrification technology was through Proterra Transit’s heavy-duty electric transit bus, which we designed from the ground up for the North American market. Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us the leader in the U.S. electric transit bus market. With over 800 electric transit buses on the road, our electric transit buses have delivered more than 25 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
Our decade of experience supplying battery electric heavy duty transit buses provided us the opportunity to validate our products’ performance, fuel efficiency and maintenance costs with a demanding customer base and helped broaden our appeal as a supplier to OEMs in other commercial vehicle segments and geographies. Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through December 31, 2021, Proterra Powered has delivered battery systems and electrification solutions for more than 400 vehicles to our OEM partner customers.
In addition, Proterra Energy has established our Company as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of December 31, 2021, we had installed more than 60 MW of charging infrastructure across North America.
Through December 31, 2021, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered and Proterra Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through December 31, 2021, our chief operating decision maker, the Chief Executive Officer, reviewed financial information presented at the entity level for ongoing operations and for internal planning and forecasting purposes, and we had a single reportable segment.
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
Enhanced by Proterra Powered’s high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has been a leader in the North American electric transit market since 2012. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database, as well as airports, universities, hospitals, and corporate shuttles. As of December 31, 2021, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our strategy is to maintain the No. 1 market share of the North American electric transit bus market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 800 vehicles on the road which have accumulated more than 25 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
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
We have significant manufacturing capacity already in place and at scale with approximately 350,000 square feet of manufacturing space across three facilities in two states. In City of Industry, California, we operate a battery production facility as well as a bus manufacturing facility. We also operate a battery production facility in Burlingame, California. Our largest bus manufacturing facility is located in Greenville, South Carolina. Battery manufacturing capacity at our City of Industry facility, once fully staffed on a three shift structure, is 675 MWh, sufficient to supply batteries for both our total bus manufacturing capacity of 680 transit buses across our two bus assembly facilities in Greenville, SC and City of Industry, CA, as well as more than 350 MWh of Proterra Powered batteries for third-party customers, equivalent to 1,500 school buses and/or delivery vehicles per year. In November 2021, we entered into a lease arrangement for a new plant with approximately 327,000 square feet at Greer, South Carolina to expand our battery system manufacturing capacity and to multiple gigawatt-hours per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we manufacture our battery packs in two widths and heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the year ended December 31, 2020, our battery production was 111 MWh and in the year ended December 31, 2021, our production was 189 MWh, a 70% increase year over year. As we increase our production volumes, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. We currently have sufficient capacity to fulfill our current backlog and anticipated near-term growth.
For the years ended December 31, 2021, 2020 and 2019, our total revenue was $242.9 million, $196.9 million, and $181.3 million, respectively. As of December 31, 2021, in aggregate, we have generated revenue of $621.1 million for the past three years. We generated a gross profit of $2.1 million for the year ended December 31, 2021 and a gross profit of $7.5 million for the year ended December 31, 2020, and a gross loss of $1.6 million for the year ended December 31, 2019. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $127.6 million, $96.0 million, and $99.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Key metrics and select financial data
Deliveries
We delivered 217 (208 new and 9 pre-owned), 170 and 177 vehicles in 2021, 2020 and 2019, respectively. We delivered battery systems for 273, 107 and 20 vehicles in 2021, 2020 and 2019, respectively.
Deliveries is an indicator of our ability to convert awarded orders into revenue and demonstrates the scaling of our operations. Vehicles delivered represents the number of buses that have met revenue recognition criteria during a period. Battery systems delivered represents the battery systems sold to OEMs that have met revenue recognition criteria during a period and is measured based on the number of underlying vehicles in which they are to be used. In addition to batteries, battery systems could include drivetrains and high voltage systems and controls, depending upon the customer contract.
Growth rates between deliveries and total revenue are not perfectly correlated because our total revenue is affected by other variables, such as the mix of products sold during the period or other services provided in addition to the hardware delivered.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we use to evaluate our ongoing operations and for internal planning and forecasting purposes, because, among other reasons, it eliminates the effect of financing, non-recurring items, capital expenditures, and non-cash expenses such as stock-based compensation and (gain) loss on valuation of derivative and warrant liabilities. We believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Adjusted EBITDA Reconciliation:
Net income (loss)	$(250,006)	$(127,007)	$(101,552)
Add (deduct):
Interest expense, net	50,982	15,413	2,704
Provision for income taxes	16	22	—
Depreciation and amortization expense	15,689	15,536	12,643
Stock-based compensation expense	16,061	10,282	8,520
Loss on valuation of derivative and warrant liabilities	70,177	12,989	—
Asset impairment charge	—	121	6,440
Adjusted EBITDA	$(97,081)	$(72,644)	$(71,245)
Business Combination
On June 14, 2021, we consummated the transactions contemplated by the Merger Agreement, by and among ArcLight, Phoenix Merger Sub, and Legacy Proterra. As contemplated by the Merger Agreement, on June 11, 2021, ArcLight consummated the Domestication. Further, on June 14, 2021, as contemplated by the Merger Agreement, Proterra consummated the Merger.
In addition, pursuant to subscription agreements entered into in connection with the Merger Agreement, the PIPE Investors purchased an aggregate of 41,500,000 shares of Proterra common stock concurrently with the Closing for an aggregate purchase price of $415,000,000.
We received $649.3 million in net cash proceeds upon Closing to fund our growth initiatives, including research and development and our next-generation battery program.

In October 2021, majority of the public warrants and private placement warrants were exercised, and we redeemed the remaining outstanding public warrants at a redemption price of $0.10 per public warrant.
Key factors affecting our performance
COVID-19 Pandemic:
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. Our manufacturing operations, and our transit agency customers, have been designated as an “Essential Business” under applicable public health orders. We made adjustments to our business operations and have continued to operate with limited interruptions since March 2020 with no material adverse impact to our operations, financial position, or liquidity through December 31, 2021. Most recently, during the third and fourth quarters of 2021, our vehicle and equipment deliveries were impacted by constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. Although we achieved revenue growth during the year ended December 30, 2021 compared to the year ended December 31, 2020, these disruptions decreased our revenue and increased our overhead. More generally, the COVID-19 pandemic is currently expected to continue to have an impact on our results of operations, financial position, and liquidity. If the outbreak, and related shutdowns, logistics delays, part shortages, production inefficiencies or extended customer order and acceptance processes, are prolonged or worsen, including as a result of variant strains of the virus, it could lead to more significant delays in production, the signing of new customer contracts, and customer acceptances of near-term deliveries.
Ability to sell additional powertrains, vehicles, chargers and other products to new and existing customers
Our results will be impacted by our ability to sell our battery systems, electrification solutions including charging and energy management software, and electric transit buses, to new and existing customers. We have had initial success with Proterra Powered establishing strategic partnerships and with Proterra Transit selling electric transit buses and chargers to more than 130 customers. Our growth opportunity is dependent on commercial vehicle manufacturers electrifying their product offerings and increasing production as well as transit agencies electrifying more of their fleets, both of which we believe will increase with continued improvement in battery performance and costs over time. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. In order to sell additional products to new and existing customers, we will need to continue to invest significant resources in our products and services. If we fail to make the right investment decisions in our technology and electrification solutions, including our battery systems and electrification and charging solutions, if customers do not adopt our technology or our products and services, or if our competitors are able to develop technology or products and services that are superior to ours, our business, prospects, financial condition, and operating results could be adversely affected.
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
Continued emissions regulation and environmental stewardship
Our business benefits from international, federal, state, and local government interest in regulating air pollution and greenhouse gas emissions that contribute to global climate change. In July 2020, 15 states, including California and New York, pledged to work jointly towards a unified goal of zero emissions for 100% of new sales of medium- and heavy-duty commercial vehicles by 2050. In August 2019, the European Union passed Regulation 2019/1242, mandating a reduction in emissions from new trucks by 2025 and 2030. In addition, a growing number of cities and transit agencies have pledged to convert their entire transit bus fleets to zero-emission vehicles by a specific target date, and many have already begun to purchase electric vehicles in order to meet this goal. For example, on December 14, 2018, the California Air Resources Board adopted a state-wide mandate, the Innovative Clean Transit Rule, mandating transit agencies to commit to purchasing zero-emission buses starting in 2029. The Infrastructure Investment and Jobs Act enacted on November 15, 2021 will provide additional funding for electric vehicles and electric vehicle charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including over $4.0 billion to replace existing buses with zero emission buses and at least $2.5 billion to replace existing school buses with zero emission school buses. The move away from diesel- and natural gas-powered commercial vehicles is a significant step forward to accelerate the use of advanced technologies in medium- and heavy-duty vehicles to meet air quality and public health, thereby boosting near-term deployment of battery-electric commercial vehicles. As legacy internal combustion engine technology becomes more heavily regulated and costly across the globe, commercial vehicle manufacturers are investing in electrification. While this investment may increase competition, we believe that it will also increase customer demand, and help build the necessary supply chain and adjacent industry investments to support powertrain electrification. However, the uncertainty related to the passage of new legislation could impact the timing and number of vehicle orders, and any reduction in governmental interest in emissions regulation could negatively impact our business prospects or operating results.
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
Components of results of operations
Revenue
We derive revenue primarily from the sale of vehicles, the sale of battery and powertrain systems, the sale and installation of charging systems, as well as the sale of spare parts and other services provided to customers.
Product revenue.    Product revenue consists of revenue earned from the sale of vehicles, sale of battery and powertrain systems as well as sales and installation of charging systems. We generally recognize product revenue from contracts with customers for the sales of our vehicles once we deliver a vehicle to a customer. A vehicle is considered delivered once met revenue recognition criteria. Revenue from the sale of battery and powertrain systems is typically recognized upon shipping. Revenue from sales and installation of charging systems is typically recognized at a point of time once met revenue recognition criteria. Under certain contract arrangements, revenue related to the charging systems is recognized over the installation period using an input measure based on costs incurred to date relative to total estimated costs to completion. Product revenue also includes revenue from leasing vehicles and charging systems under operating leases. Revenue from operating lease arrangements is recognized ratably over the lease term. The amount of product revenue we recognize in a given period depends on the number of vehicles accepted and the type of financing used by the customer.

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
Gross profit (loss) and margin
Gross profit (loss) is total revenue less total cost of goods sold. Gross margin is gross profit (loss) expressed as a percentage of total revenue. Our gross profit (loss) and margin may fluctuate from period-to-period. Such fluctuations have been and will continue to be affected by a variety of factors, including the timing of vehicle acceptance, mix of products sold, manufacturing costs, financing options, and warranty costs. We expect our gross margin to improve over time as we continue to scale our operations and execute on cost reduction initiatives.
Operating expenses
Research and development.    Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials, depreciation expense, and allocated overhead costs. Through December 31, 2021, we have expensed certain software development costs related to our fleet and energy management platform as incurred because technological feasibility has not been fully achieved. We intend to continue to make significant investments in developing new products and enhancing existing products. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.

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
Other expense (income), net
Other expense (income), net primarily relates to sublease income and currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, sublease income, amortization of short-term investment premium/discount, and other non-operational financial gains or losses.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position, we have not recognized any material provision or benefit through December 31, 2021.
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
As of December 31, 2021, we had U.S. federal net operating loss carryforwards of $599.7 million, and state net operating loss carryforwards of $437.9 million. The federal net operating loss carryforwards generated prior to 2018 will begin to expire in 2030, and the federal net operating loss carryforwards generated since 2018 do not expire. The state net operating loss carryforwards will begin to expire in 2023. Also, as of December 31, 2021, we had U.S. federal research and development tax credit carryforwards of $3.5 million, and state research and development tax credit carryforwards of $2.5 million. The federal research credits begin to expire in 2037, and the South Carolina research and development tax credit carryforwards begin to expire in 2027. California state research and development tax credit carryforwards have no expiration date. Our ability to use net operating loss carryforwards and other tax attributes to reduce future taxable income and liabilities may be subject to limitations based on possible ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset U.S. federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, a challenge by a taxing authority, a change in our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.
In response to the COVID-19 pandemic, California’s Legislature passed Assembly Bill 85 (“A.B. 85”), which suspends the use of net operating losses for tax years beginning in 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more before an application of net operating loss. A.B. 85 includes an extended carryover period for the suspended net operating losses with an additional year carryforward for each year of suspension. A.B. 85 also limits the utilization of business incentive tax credits for taxable years 2020, 2021, and 2022, requiring that taxpayers can only claim a maximum of $5.0 million in tax credit on an aggregate basis. However, since we continue to generate taxable losses, this did not have an impact on our operating results or financial condition.
Results of operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Product revenue	$232,450	$190,411	$172,295
Parts and other service revenue	10,410	6,532	8,989
Total revenue	242,860	196,943	181,284
Product cost of goods sold	229,142	181,987	173,428
Parts and other service cost of goods sold	11,666	7,417	9,467
Total cost of goods sold (1)	240,808	189,404	182,895
Gross profit (loss)	2,052	7,539	(1,611)
Research and development (1)	43,840	36,233	35,477
Selling, general and administrative (1)	85,841	67,139	56,132
Asset impairment charge	—	121	6,440
Total operating expenses	129,681	103,493	98,049
Loss from operations	(127,629)	(95,954)	(99,660)
Interest expense, net	50,982	15,413	2,704
Loss on valuation of derivative and warrant liabilities	70,177	12,989	—
Other expense (income), net	1,202	2,629	(812)
Loss before income taxes	(249,990)	(126,985)	(101,552)
Provision for income taxes	16	22	—
Net loss	$(250,006)	$(127,007)	$(101,552)
__________________
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of goods sold	$1,385	$929	$826
Research and development	2,507	1,616	1,436
Selling, general and administrative	12,169	7,737	6,258
Total stock-based compensation expense	$16,061	$10,282	$8,520

	Year Ended December 31,
	2021	2020	2019
Product revenue	96%	97%	95%
Parts and other service revenue	4	3	5
Total revenue	100	100	100
Product cost of goods sold	94	92	96
Parts and other service cost of goods sold	5	4	5
Total cost of goods sold (1)	99	96	101
Gross profit (loss)	1	4	(1)
Research and development (1)	18	18	19
Selling, general and administrative (1)	35	34	31
Asset impairment charge	—	—	4
Total operating expenses	53	52	54
Loss from operations	(53)	(48)	(55)
Interest expense, net	21	8	1
Loss on valuation of derivative and warrant liabilities	29	7	—
Other (income) expense, net	—	1	—
Loss before income taxes	(103)	(64)	(56)
Provision for income taxes	—	—	—
Net loss	(103)%	(64)%	(56)%
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold	1%	—%	1%
Research and development	1	1	1
Selling, general and administrative	5	4	3
Total stock-based compensation expense	7%	5%	5%
Comparison of the Year Ended December 31, 2021 and Year Ended December 31, 2020
Revenue

	Year Ended December 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Product revenue	$232,450	$190,411	$42,039	22%
Parts and other service revenue	10,410	6,532	3,878	59%
Total revenue	$242,860	$196,943	$45,917	23%
Total revenue increased by $45.9 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The $42.0 million increase in product revenue was primarily due to $38.0 million increase of vehicle revenue and $11.5 million increase of battery systems revenue, which was offset by $7.3 million decreased revenue from charging systems and installation revenue. We delivered and our customers accepted 217 buses in the year ended December 31, 2021 as compared to 170 buses accepted in the year ended December 31, 2020. Both production and deliveries during fiscal year 2020 were negatively impacted by the COVID-19 pandemic due to inefficiencies experienced with required safety measures and complications with inspections and regulatory testing. Both production and deliveries during fiscal year 2021 were negatively impacted by the COVID-19 pandemic due to supplier constraints and delays in equipment delivery. For the year ended December 31, 2021, we delivered battery systems for 273 vehicles, which increased from 107 vehicles for the year ended December 31, 2020. Parts and other service revenue increased by $3.9 million in the year ended

December 31, 2021 as compared to the year ended December 31, 2020 primarily as a result of a $2.2 million increase in prototype sales and $1.6 million increase of service revenue.
Cost of goods sold and gross profit

	Year Ended December 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Product cost of goods sold	$229,142	$181,987	$47,155	26%
Parts and other service cost of goods sold	11,666	7,417	$4,249	57%
Total cost of goods sold	$240,808	$189,404	$51,404	27%
Gross profit	$2,052	$7,539	$(5,487)	(73)%
Cost of goods sold increased by $51.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The $47.2 million increase in product cost of goods sold was mainly driven by an increase in vehicle and battery systems delivered. To support the growth, we have increased headcount, which increased personnel related expense by $7.3 million. However, COVID-19 related supply chain interruptions caused delays in production, which negatively impacted our ability to absorb such increased labor and manufacturing overhead costs. The $4.2 million increase in parts and other service cost of goods sold was primarily the result of the increased volume and product mix of prototype revenue and increased personnel cost of the service department.
Gross profit decreased by $5.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was mainly due to the unabsorbed labor and manufacturing overhead costs from delayed production caused by parts shortages stemming from the COVID-19 related supply chain interruption.
Operating expenses
Research and development

	Year Ended December 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Research and development	$43,840	$36,233	$7,607	21%
Research and development expense increased by $7.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in personnel related expenses of $6.4 million and stock-based compensation of $0.9 million, an increase in professional and consulting fees of $0.5 million to support increased product development efforts, and an increase in IT expense of $0.7 million. These increases were partially offset by a decrease in prototype parts and tools expense of $1.5 million following the completion of the development of the advanced composite bus body and the ZX5 bus platform.
Selling, general and administrative

	Year Ended December 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Selling, general and administrative	$85,841	$67,139	$18,702	28%
Selling, general and administrative expense increased by $18.7 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in personnel related expenses of $7.3 million and stock-based compensation of $4.4 million, an increase in insurance expense of $3.5 million, an increase in IT expense of $2.0 million due to increased cybersecurity measures, more users and incremental data usage costs, and an increase in travel expense of $1.2 million as a result of the relaxation of COVID-19 restrictions.

Asset impairment charge

	Year Ended December 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Asset impairment charge	$—	$121	$(121)	(100)%
In 2020, we incurred an impairment charge of $0.1 million related to certain operating lease right-of-use assets due to the execution of a sublease agreement.
Interest expense, net

	Year Ended December 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Interest income	$(1,735)	$(240)	$(1,495)	623%
Interest expense	52,717	15,653	37,064	237
Interest expense, net	$50,982	$15,413	$35,569	231
Interest expense, net increased by $35.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the write-off of $21.0 million of unamortized debt issuance costs associated with the Convertible Notes with an original aggregate principal of $46.5 million that were converted upon the Closing of the Business Combination, and additional interest expense resulting from the original aggregate principal of $200.0 million of Convertible Notes issued in August 2020. These amounts were offset by increased interest income earned on investments from cash equivalents and short-term investments. For more information regarding the Convertible Notes, see “—Liquidity and capital resources” below.
Loss on valuation of derivative and warrant liabilities

	Year Ended December 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Loss on valuation of derivative and warrant liabilities	$70,177	$12,989	$57,188	440%
The $70.2 million loss in the year ended December 31, 2021 was related to losses on revaluation of the derivative and warrant liabilities arising from the Convertible Notes and related warrants of $111.7 million and $47.3 million, respectively, offset by the $50.3 million and $38.6 million of gains recognized on revaluation of the liabilities arising from the public warrants and private placement warrants, respectively.
The $13.0 million loss in the year ended December 31, 2020 related to the fair value change of derivative and warrant liabilities arising from the Convertible Notes.
Other expense, net

	Year Ended December 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Other expense, net	$1,202	$2,629	$(1,427)	(54)%
Other expense, net includes currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, sublease income and other non-operational financial losses. The higher expense in the year ended December 31, 2020 was mainly due to foreign exchange rate fluctuations in the first quarter of 2020, and other non-operational financial gains or losses.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position, we have not recognized any material provision or benefit through December 31, 2021. In the years ended December 31, 2021 and 2020, we recorded a provision for taxes in certain states, where tax is not based solely on income before taxes.
Comparison of the Year Ended December 31, 2020 and Year Ended December 31, 2019
Revenue

	Year Ended December 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Product revenue	$190,411	$172,295	$18,116	11%
Parts and other service revenue	6,532	8,989	(2,457)	(27)%
Total revenue	$196,943	$181,284	$15,659	9%
Total revenue increased by $15.7 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The $18.1 million increase in product revenue was primarily due to a $13.7 million increase of battery systems revenue, a $5.4 million increase of vehicle revenue including battery lease assignment, and a $0.4 million increase of charging systems revenue in the year ended December 31, 2020, which was offset by decreased revenue from leasing in the year ended December 31, 2020. We delivered and our customers accepted 170 buses in the year ended December 31, 2020 as compared to 177 buses accepted in the year ended December 31, 2019. COVID-19 impacted both production and deliveries due to inefficiencies experienced with required safety measures and complications with inspections and regulatory testing. However, the financial impact from the decrease of vehicles delivered in 2020 was offset by the higher selling price due to product mix. For the year ended December 31, 2020, we delivered battery systems for 107 vehicles, which is increased from 20 vehicles for the year ended December 31, 2019. Parts and other service revenue decreased by $2.5 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily as a result of a $4.0 million decrease in prototype sales in 2020 as certain 2019 development programs converted to OEM battery system sales in 2020.
Cost of goods sold and gross profit

	Year Ended December 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Product cost of goods sold	$181,987	$173,428	$8,559	5%
Parts and other service cost of goods sold	7,417	9,467	$(2,050)	(22)%
Total cost of goods sold	$189,404	$182,895	$6,509	4%
Gross profit (loss)	$7,539	$(1,611)	$9,150	NM
Cost of goods sold increased by $6.5 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The $8.6 million increase in product cost of goods sold was mainly driven by the increase in battery systems sold, the increased cost in vehicles delivered, which is correlated to the increase in average vehicle selling price, and unabsorbed labor and manufacturing overhead costs due to COVID-19 related delays in production. These increases were partially offset by a $2.6 million increase in reduction of pre-existing vehicle warranty liabilities. The $2.1 million decrease in parts and other service cost of goods sold was primarily the result of decreased prototype sales, which were partially offset by the increased cost from higher headcount in the service organization to meet the needs of our growing customer base.
Gross profit improved by $9.2 million to a gross profit of $7.5 million in the year ended December 31, 2020 compared to a gross loss of $1.6 million in the year ended December 31, 2019. The improvement of gross profit was primarily driven by the increased volume of battery systems sold, product mix, and lower vehicle warranty costs.

Operating expenses
Research and development

	Year Ended December 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Research and development	$36,233	$35,477	$756	2%
Research and development expense increased by $0.8 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to the design of new features and functionality for our buses and APEX software. Personnel expenses and IT expense increased by $1.9 million and $0.6 million in the year ended December 31, 2020 when compared to the year ended December 31, 2019 due to increased product development efforts. These increases were partially offset by the decrease in prototype parts and tools expense of $0.8 million due to more stability in the bus platform, and the decrease in travel expense of $0.8 million due to COVID-19.
Selling, general and administrative

	Year Ended December 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Selling, general and administrative	$67,139	$56,132	$11,007	20%
Selling, general and administrative expense increased by $11.0 million in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an increase in contract labor and consulting expense of $4.3 million, professional fees of $3.6 million, stock-based compensation expense of $1.5 million and IT expenses of $1.5 million. Contract labor and consulting expense was mainly related to market studies, certain process improvement projects and supplier development expenses. Stock-based compensation and personnel expenses increased due to higher headcount related to the growth in the business. The increase of professional fees was primarily the result of the write-off of $2.2 million of deferred financing costs for our previously contemplated IPO based upon our pursuit of the Business Combination. These increases were partially offset by a decrease in travel expense of $1.8 million due to COVID-19.
Asset impairment charge

	Year Ended December 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Asset impairment charge	$121	$6,440	$(6,319)	NM
In 2020, we incurred an impairment charge of $0.1 million related to certain operating lease right-of-use assets due to the execution of a sublease agreement. In 2019, we incurred an impairment charge of $6.4 million related to certain assets leased to customers due to introduction of new products and related technological advancements and the resulting change in expectations for the future cash flows associated with those assets.
Interest expense, net

	Year Ended December 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Interest income	$(240)	$(1,447)	$1,207	(83)%
Interest expense	15,653	4,151	11,502	277
Interest expense, net	$15,413	$2,704	$12,709	470
Interest expense, net increased by $12.7 million in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to additional interest expense resulting from the Convertible Notes and decreased interest income earned on investments from cash equivalents and short-term investments.

Loss on valuation of derivative and warrant liabilities

	Year Ended December 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Loss on valuation of derivative and warrant liabilities	$12,989	$—	$12,989	NM
The $13.0 million loss in the year ended December 31, 2020 related to the non-cash fair value change of derivative and warrant liabilities arising from the Convertible Notes.
Other (income) expense, net

	Year Ended December 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Other (income) expense, net	$2,629	$(812)	$3,441	NM
In the year ended December 31, 2020, we recognized other expense of $2.6 million, compared to other income of $0.8 million for the year ended December 31, 2019. Other income and expense includes sublease income, currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, and other non-operational financial losses.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position, we have not recognized any provision or benefit until 2020. In the year ended December 31, 2020, we booked a provision for taxes in certain states, where tax is not based solely on income before taxes.
Liquidity and capital resources
As of December 31, 2021, we had cash and cash equivalents and short-term investments of $661.0 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the improvement and expansion of existing manufacturing facilities, working capital, debt service, and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, and payments received from customers.
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
As of December 31, 2021, we do not have outstanding balance under this credit facility although we utilized $14.4 million of the facility’s borrowing capacity for letters of credit.
Small Business Administration Loan
In May 2020, we received SBA loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (the “PPP loan”) under CARES Act. The PPP loan was in the form of a note that originally matured on May 6, 2022, and which was extended to May 2025 based on the SBA’s interim final rule. As of December 31, 2021, the interest rate is 1.0% per annum and interest is payable monthly commencing in October 2021. All or a portion of the loan may be forgiven by the SBA upon application with supporting documentation of expenditures in accordance with SBA requirements, which include employees being kept on the payroll for eight weeks after the date of the loan and the proceeds being used for payroll, rent, mortgage interest, or utilities. In January 2022, the SBA denied our PPP loan forgiveness application on the grounds that the Company was subject to a size standard that applies to businesses under NAICS Code 488999 (all other support services for transportation). We have filed an appeal on the grounds that the NAICS code that applies to our business activity is NAICS Code 336120 (heavy duty truck and bus manufacturing).
Secured Convertible Promissory Notes
In August 2020, we entered into the Convertible Notes. The Convertible Notes have an aggregate principal amount of $200.0 million, with a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end. The Convertible Notes will mature in August 2025, and the Company may not make prepayment unless approved by the required holders of the Convertible Notes.
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
In connection with the issuance of the Convertible Notes, we issued to the purchasers of the Convertible Notes warrants to purchase 4.6 million shares of our stock at an exercise price of $0.02 per share. These warrants are freestanding financial instruments and, prior to the Closing, were classified as liability due to the possibility that they could become exercisable into Legacy Proterra convertible preferred stock. The warrant liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon any exercise of the warrants for shares of common stock, the carrying amount of the warrant liability was reclassified to stockholders’ equity. Upon the consummation of the Merger, the warrants became exercisable for Proterra common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity. The loss from change in fair value of the warrant liability was $47.3 million for the year ended December 31, 2021. An aggregate of $69.3 million in warrant liability was reclassified to additional paid-in capital upon exercise and consummation of the Merger. In the fourth quarter of 2021, all remaining outstanding warrants were exercised for shares of common stock.
Prior to the Closing, the embedded features of the Convertible Notes were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in shares of our stock rather than cash, because the total number of shares of our stock delivered to settle these embedded features would predominantly have a fixed value. These conversion options were bifurcated and accounted for separately from the host debt instrument. The derivative liability of $68.5 million was initially measured at fair value on its issuance date and recorded as a debt discount and was amortized during the term of the Convertible Notes to interest expense using effective interest method. The derivative liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. The loss from the change in fair value of the derivative liability was $111.7 million for the year ended December 31, 2021. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes no longer qualified for derivative accounting since the conversion price became fixed. The $182.6 million carrying amount of the embedded derivative, fair value as of the date of the Closing, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
At the closing of the Merger, certain Convertible Note holders with an original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing of the Business Combination, resulting in the issuance of 7.4 million shares of common stock. An aggregate of $48.8 million principal and interest was reclassified to stockholders’ equity, and $21.0 million of remaining related debt issuance costs were expensed to interest expense.
As of December 31, 2021, the outstanding balance of the Convertible Notes was $163.3 million including PIK interest of $9.8 million.
The remaining Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
Performance bonds
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. The collateral provided is shown as restricted cash on the balance sheet. As of

December 31, 2021, we had $12.6 million of restricted cash related to performance bonds. We believe that we currently have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
Cash flows
The following table summarizes our cash flows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows (used in) provided by:
Operating activities	$(126,261)	$(76,070)	$(97,294)
Investing activities	(447,281)	(54,525)	(35,227)
Financing activities	632,449	200,643	83,196
Net increase (decrease) in cash and cash equivalents, and restricted cash	$58,907	$70,048	$(49,325)
Operating activities
Net cash used in operating activities in 2021 was $126.3 million compared to $76.1 million in 2020. In both years, the cash used in operating activities was due to net losses and increases in working capital. The increase in net loss of $123.0 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020 included increases of non-cash items of $57.2 million of loss on change in the fair value of derivative and warrant liabilities, $33.5 million of interest expense and debt discount and issuance costs amortization expense, and $5.8 million of stock-based compensation expense. For the year ended December 31, 2021, cash used in operating activities primarily related to $29.9 million, $20.2 million, and $8.0 million for accounts receivable, inventory, prepaid expenses and other current assets, respectively, and was partially offset by cash provided by accounts payable and accrued liabilities and deferred revenue of $27.4 million and $6.6 million, respectively. For the year ended December 31, 2020, cash used in operating activities primarily related to $7.2 million and $4.1 million for accounts receivable and accounts payable and accrued liabilities, respectively, and was partially offset by cash provided by deferred revenue, inventory, and other non-current liabilities of $9.6 million, $2.2 million, and $2.2 million, respectively.
Net cash used in operating activities in 2020 was $76.1 million compared to $97.3 million in 2019. In both years, the cash used in operating activities was due to net losses and increases in working capital. The increase in net loss of $25.5 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019 included increases of non-cash items of $13.0 million of loss on change in the fair value of derivative and warrant liabilities, $8.6 million of interest expense and debt discount and issuance costs amortization increased by $2.9 million of depreciation expense, and $1.8 million of stock-based compensation expense. For the year ended December 31, 2020, cash used in operating activities primarily related to $7.2 million and $4.1 million for accounts receivable and accounts payable and accrued liabilities, respectively, and was partially offset by cash provided by deferred revenue, inventory, and other non-current liabilities of $9.6 million, $2.2 million, and $2.2 million, respectively. For the year ended December 31, 2019, cash used in operating activities primarily related to $15.7 million, $9.0 million and $4.7 million for inventory, accounts receivables and other assets, respectively, and was partially offset by cash provided by deferred cost of goods sold of $4.2 million.
Investing activities
Net cash used in investment activities was $447.3 million in the year ended December 31, 2021 compared to $54.5 million in the year ended December 31, 2020. The $392.8 million change was primarily driven by a net increase of $394.9 million related to the purchase of investments in the year ended December 31, 2021 as compared to the year ended December 31, 2020, and a $2.1 million increase in capital expenditures. The increased purchase of investments was driven by our investment of the net proceeds from the Business Combination.

Net cash used in investment activities was $54.5 million in the year ended December 31, 2020 compared to $35.2 million in the year ended December 31, 2019. The change is primarily driven by an $11.8 million increase in capital expenditures and $7.5 million of net increase of purchase of investments.
Financing activities
Net cash provided by financing activities was $632.4 million, $200.6 million, and $83.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net cash provided by financing activities for the year ended December 31, 2021 primarily resulted from net proceeds of $644.7 million from the Business Combination and the PIPE Financing and $6.8 million from the exercise of stock options and warrants, which was partially offset by a Senior Credit Facility repayment of $17.1 million. The net cash provided by financing activities for the year ended December 31, 2020 primarily resulted from proceeds from borrowings of $200.0 million through the issuance of Convertible Notes, $14.5 million under the Senior Credit Facility, $10.0 million from PPP loan, and $4.2 million from the exercise of stock options, offset by $12.8 million repayment under the Senior Credit Facility and $10.0 million repayment of a prior credit facility with Hercules Capital, Inc. For the year ended December 31, 2019, we received net proceeds of $86.7 million from the issuance of Series 8 convertible preferred stock, $21.4 million in proceeds from borrowing under the Senior Credit Facility, and $1.7 million in proceeds from the exercise of stock options.
Off-balance sheet arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating our business. With the exception of letters of credit primarily used to guarantee payments under a product supply agreement, a lease arrangement, or performance bond obligations, we do not have any off-balance sheet arrangements or relationships with entities that are not disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.
Contractual obligations
The purchase commitments including purchase orders or contracts for the purchase of certain goods and services was $2.1 billion as of December 31, 2021, of which 11% was expected to due within one year, 28% in 2023 and 2024, and the remainder thereafter through 2028.
The Convertible Notes had an outstanding principal amount including PIK interest of $163.3 million as of December 31, 2021, which will mature in August 2025. The outstanding balances will be automatically converted into common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
Critical accounting policies and estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect amounts of assets and liabilities reported in the financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our financial statements are described below.
Revenue recognition
We derive revenue primarily from the sale of vehicles and charging systems, the installation of charging equipment, and the sale of batteries and powertrain components to other vehicle manufacturers, as well as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, batteries and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Parts and other service revenue includes revenue earned from spare parts, the design and development of battery and drive systems for other vehicle manufacturers, and extended warranties.
Customer contracts typically have multiple performance obligations. Generally, our goods and services are considered separate performance obligations. Development services are typically sold on a stand-alone basis and are not bundled with other goods or services.
We recognize revenue when or as we satisfy a performance obligation by transferring control of a product or service to a customer. Amounts collected in advance of meeting all of the revenue recognition criteria are not recognized in the statement of operations and are instead recorded as deferred revenue on the balance sheets.
Warranty
We provide a limited warranty to customers on vehicles, charging systems, and battery and powertrain systems. The limited warranty ranges from one to twelve years depending on the components. Separately, we also periodically perform field service actions related to product service campaigns. Pursuant to these warranties and field service actions, we will repair, replace, or adjust the parts on the products that are defective in factory-supplied materials or workmanship. We record a warranty reserve for the products sold at the point of revenue recognition, which includes the best estimate of the projected costs to repair or replace items under the limited warranty and field service actions. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with the vehicles subject to lease accounting, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next twelve months is included within accrued liabilities while the remaining balance is included within other long-term liabilities on the balance sheets.
Stock-based compensation expense
We use the fair value method for recording stock-based compensation expense. Stock-based compensation expense for stock options is estimated at the grant date based on each stock option’s fair value as calculated using the Black-Scholes option pricing model. We recognize stock-based compensation expense for stock option grants on a straight-line basis over the requisite service period for the entire award.
Determining the fair value of stock-based awards at the grant date requires judgment. The determination of the grant date fair value of stock options using an option pricing model is affected by our estimated common stock fair value prior to the Merger Close, as well as assumptions regarding a number of complex and subjective variables. The major subjective assumptions used in the Black-Scholes option pricing model are estimated as follows:
Expected volatility.    Since the Company has limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is primarily derived from the historical stock volatility of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the stock options.
Common stock valuations.    Historically, for all periods prior to our Merger Close, the fair value of our common stock was determined by our board of directors, with input from management, taking into account our most recent valuations from an independent third-party valuation firm. Our board of directors intended all stock options granted to have an exercise price per share not less than the per share fair value of our common stock on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we use in the valuation models were based on future expectations combined with management judgment, and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:
•the liquidation preferences, rights, and privileges of our convertible preferred stock relative to the common stock;
•our actual operating and financial performance;
•current business conditions and projections;
•our stage of development;
•the likelihood and timing of achieving a liquidity event for the shares of common stock underlying the stock options, such as an initial public offering or sale of our company, given prevailing market conditions;
•any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•the market performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions.
In valuing our common stock, our board of directors relied in part upon independent third-party valuation reports to determine the equity value of our business using various valuation methods including combinations of income and market approaches with input from management.
In August 2020, we issued Convertible Notes that contain several conversion options. The Monte Carlo simulation was the most appropriate valuation method given the variability of distributions to different share classes depending on the conversion terms upon various potential exit events of the Company and considering that the likelihood of such exit events and potential exit values were speculative as of the valuation date.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
Embedded Derivatives and Warrant Liability
In August 2020, we issued Convertible Notes that contain embedded features subject to derivative accounting. These embedded features are composed of conversion options that have the economic characteristics of a contingent early redemption feature settled in a variable number of shares of our stock. These conversion options are bifurcated and accounted for as a derivative liability separately from the host debt instrument. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in our statement of operations during the period when they occur.
We value these embedded derivatives as the difference between the estimated value of the Convertible Notes with and without such conversion features utilizing Monte Carlo simulation pricing model.
We classify warrants issued in connection with the Convertible Notes as a liability. Such warrants are measured and recognized at fair value and are subject to remeasurement at each balance sheet date, with changes in the estimated fair value recorded in our statement of operations during the period when they occur. The fair value of the warrant liability is measured using Monte Carlo Simulation pricing model.
The key inputs to the valuation model include common stock fair value, equity volatility, expected term until a liquidity event, expected term until exercise, and risk-free interest rate.

In connection with ArcLight’s initial public offering in September 2020, 21,425,000 warrants to purchase ArcLight ordinary shares were issued, including 13,875,000 public warrants and 7,550,000 private placement warrants. These warrants were classified as liabilities as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. These warrants were continually measured at fair value, subject to remeasurement at each balance sheet date, until they were exercised or redeemed in October 2021.
Inventory
Inventories are recorded at the lower of cost and net realizable value using the first-in, first-out method. Inventory costs consist primarily of the costs of materials, manufacturing support costs, including labor and factory overhead associated with such production, and shipping costs. We assess the valuation of inventory and periodically record a provision, which increases cost of goods sold, to adjust inventory to its estimated net realizable value, including when we determine inventory to be in excess of anticipated demand or obsolete. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.
Income taxes
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that no deferred tax assets will be realized. Therefore, we have provided a full valuation allowance against deferred tax assets. A history of earnings will be required to release this valuation allowance.
Recent accounting pronouncements
See Note 2 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements that are of significance, or potential significance to us.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business.
Interest rate and market risk
As of December 31, 2021, we had cash and cash equivalents and short-term investments of $661.0 million. Our cash and cash equivalents and short-term investments are held primarily in U.S. treasury and corporate debt securities, and money market funds. Our primary objectives for investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk.
Our investments in fixed rate debt securities are subject to market risk due to changes in interest rates. our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Our debt securities are classified as “available for sale.” When the fair value of the security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statement of operations. When the fair value of the security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our consolidated statement of operations only if we sell or intend to sell the security before recovery of its cost basis.
As of December 31, 2021, an immediate increase of 100-basis points in interest rates would have resulted in a decline in the fair value of our cash equivalents and short-term investment of approximately $2.9 million. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

We had non-controlling equity investment in a privately-held company $1.6 million as of December 31, 2021. The fair value of this strategic investment may fluctuate depending on the financial condition and near-term prospects of this company, and we may be required to record an impairment loss if the carrying value of this investment exceed its fair value.
We are exposed to interest rate risk related to our indebtedness under the Senior Credit Facility that bears interest at floating rates based on the prime rate plus a specified margin. As of December 31, 2021, we had no borrowing outstanding under the Senior Credit Facility.
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk, primarily related to certain raw material purchases denominated in Euros and certain accounts receivables from one customer denominated in Canadian dollars. Payments denominated in foreign currencies represented less than 5% of our total payments during the years ended December 31, 2021, 2020 and 2019. The revenue from the customer with accounts receivable denominated in Canadian dollars was less than 10% of our total revenue for all periods presented. The exchange rate fluctuations accounted for less than $0.1 million of other expense, $1.1 million of other expense, and $0.1 million of other income in the year ended December 31, 2021, 2020, and 2019, respectively. The higher expense in 2020 was mainly due to foreign exchange rate fluctuations in the first half of 2020. As a result, we believe that we currently do not have any material exposure to changes in foreign currency exchange rates.
Inflation Risk
Volatility in the prices of commodities and third-party parts and components or the impact of inflationary increases could increase the costs of our products and services. We may not be able to pass on these costs to our customers and this could have a material adverse impact on our results of operations and cash flows. The reasons for these fluctuations include the impact by global supply and demand trends, both within and outside our industry, as well as commodity price fluctuations, conversion costs, energy costs, labor costs, and transportation costs, competition, worldwide currency fluctuations, regulatory costs, and product and process evolutions that impact demand for the same materials. We have experienced inflation in our material costs, including increased costs for freight, due to supply chain challenges as a result of COVID-19.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Proterra Inc:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Proterra Inc and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Product warranty reserve
As discussed in note 1 to the consolidated financial statements, the Company’s product warranty reserve as of December 31, 2021 was $23.3 million, including a warranty reserve on vehicles sold to customers. The Company records a warranty reserve for vehicles sold at the point of revenue recognition, which includes management’s best estimate of the projected costs to repair or replace items under the limited warranty and field service actions. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims.
We identified the evaluation of the product warranty reserve related to the sale of vehicles as a critical audit matter. Specifically, a high degree of subjective auditor judgment was required to evaluate the Company’s estimate of the total warranty cost per vehicle due to the relatively short period of the Company’s historical warranty claim experience and lack of relevant industry data for warranty costs. In addition, changes in the total warranty cost per vehicle could have had a significant effect on the estimate of the warranty reserve.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s warranty reserve process, including controls related to the relevance and reliability of the data on actual claims incurred to date used in the estimate of the total warranty cost per vehicle. We assessed the estimated future warranty repair costs used in the development of the total warranty cost per vehicle by comparing them to the Company’s historical warranty claims data. We tested a sample of the current year claims used as the basis for the estimated future warranty repair costs by comparing them to the relevant underlying documentation. We also assessed the consistency of the Company’s warranty reserve with recent trends in actual warranty claims, taking into account changes in conditions affecting the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012

Santa Clara, California
March 14, 2022

PROTERRA INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets:
Cash and cash equivalents	$170,039	$110,719
Accounts receivable, net	81,644	51,716
Short-term investments	490,967	68,990
Inventory	114,556	92,330
Prepaid expenses and other current assets	15,300	7,455
Deferred cost of goods sold	1,816	2,037
Restricted cash, current	12,105	8,397
Total current assets	886,427	341,644
Property, plant, and equipment, net	62,246	53,587
Operating lease right-of-use assets	24,282	10,310
Restricted cash, non-current	460	4,581
Other assets	8,472	4,789
Total assets	$981,887	$414,911
Liabilities and Stockholders’ Equity:
Accounts payable	$53,404	$25,074
Accrued liabilities	20,634	19,736
Deferred revenue, current	13,821	16,015
Operating lease liabilities, current	4,084	3,153
Total current liabilities	91,943	63,978
Debt, non-current	110,999	133,252
Derivative liability	—	70,870
Warrant liability	—	39,670
Deferred revenue, non-current	22,585	12,206
Operating lease liabilities, non-current	20,963	7,891
Other long-term liabilities	15,245	12,578
Total liabilities	261,735	340,445
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; zero shares authorized and zero shares issued and outstanding as of December 31, 2021; 115,644 shares authorized and 115,136 shares issued and outstanding as of December 31, 2020; liquidation preference zero as of December 31, 2021 and $631.3 million as of December 31, 2020	—	13
Common stock, $0.0001 par value; 500,000 shares authorized and 221,960 shares issued and outstanding as of December 31, 2021; 156,277 shares authorized and 5,678 shares issued and outstanding as of December 31, 2020	22	1
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of December 31, 2021; zero shares authorized, issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	1,578,943	682,671
Accumulated deficit	(858,225)	(608,219)
Accumulated other comprehensive loss	(588)	—
Total stockholders’ equity	720,152	74,466
Total liabilities and stockholders’ equity	$981,887	$414,911
See accompanying notes to consolidated financial statements.

PROTERRA INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Product revenue	$232,450	$190,411	$172,295
Parts and other service revenue	10,410	6,532	8,989
Total revenue	242,860	196,943	181,284
Product cost of goods sold	229,142	181,987	173,428
Parts and other service cost of goods sold	11,666	7,417	9,467
Total cost of goods sold	240,808	189,404	182,895
Gross profit (loss)	2,052	7,539	(1,611)
Research and development	43,840	36,233	35,477
Selling, general and administrative	85,841	67,139	56,132
Asset impairment charge	—	121	6,440
Total operating expenses	129,681	103,493	98,049
Loss from operations	(127,629)	(95,954)	(99,660)
Interest expense, net	50,982	15,413	2,704
Loss on valuation of derivative and warrant liabilities	70,177	12,989	—
Other expense (income), net	1,202	2,629	(812)
Loss before income taxes	(249,990)	(126,985)	(101,552)
Provision for income taxes	16	22	—
Net loss	$(250,006)	$(127,007)	$(101,552)
Net loss per share of common stock, basic and diluted	$(2.07)	$(28.96)	$(28.08)
Shares used in computing net loss per share of common stock, basic and diluted	120,886	4,385	3,616
See accompanying notes to consolidated financial statements.

PROTERRA INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(250,006)	$(127,007)	$(101,552)
Other comprehensive loss, net of taxes:
Available-for-sale securities:
Unrealized losses on available-for-sale securities	(588)	—	—
Other comprehensive loss, net of taxes	(588)	—	—
Total comprehensive loss, net of taxes	$(250,594)	$(127,007)	$(101,552)
See accompanying notes to consolidated financial statements.

PROTERRA INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	103,911	$11	3,124	—	$571,129	$(379,660)	$—	$191,480
Issuance of stock, net of costs	11,225	2	803	—	88,388	—	—	88,390
Issuance of warrants	—	—	—	—	141	—	—	141
Stock-based compensation	—	—	—	—	8,520	—	—	8,520
Net loss	—	—	—	—	—	(101,552)	—	(101,552)
Balance, December 31, 2019	115,136	13	3,927	—	668,178	(481,212)	—	186,979
Issuance of stock, net of costs	—	—	1,751	1	4,211	—	—	4,212
Stock-based compensation	—	—	—	—	10,282	—	—	10,282
Net loss	—	—	—	—	—	(127,007)	—	(127,007)
Balance, December 31, 2020	115,136	13	5,678	1	682,671	(608,219)	—	74,466
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(115,136)	(13)	115,576	11	2	—	—	—
Conversion of Convertible Notes into common stock	—	—	7,424	1	48,780	—	—	48,781
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	76,172	8	502,307	—	—	502,315
Reclassification of derivative liability upon the reverse recapitalization	—	—	—	—	182,554	—	—	182,554
Reclassification of Legacy Proterra warrant liability upon the reverse recapitalization	—	—	—	—	87,016	—	—	87,016
Issuance of common stock upon exercise of options and warrants	—	—	7,012	1	6,711	—	—	6,712
Issuance of Earnout Shares, net of repurchase	—	—	4,736	—	(634)	—	—	(634)
Issuance of common stock upon warrant redemption	—	—	5,362	—	53,475	—	—	53,475
Stock-based compensation	—	—	—	—	16,061	—	—	16,061
Net loss	—	—	—	—	—	(250,006)	—	(250,006)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(588)	(588)
Balance, December 31, 2021	—	$—	221,960	$22	$1,578,943	$(858,225)	$(588)	$720,152
See accompanying notes to consolidated financial statements.

PROTERRA INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(250,006)	$(127,007)	$(101,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,689	15,536	12,643
Loss on disposal of fixed assets	645	143	527
Asset impairment charge	—	121	6,440
Stock-based compensation	16,061	10,282	8,520
Amortization of debt discount and issuance costs	34,809	6,045	306
Accretion of debt end of term charge and PIK interest	8,207	3,501	604
Loss on valuation of derivative and warrant liabilities	70,177	12,989	—
Others	1,281	(153)	(284)
Changes in operating assets and liabilities:
Accounts receivable	(29,928)	(7,216)	(9,005)
Inventory	(20,181)	2,182	(15,692)
Prepaid expenses and other current assets	(8,021)	(1,043)	563
Deferred cost of goods sold	221	(797)	4,207
Operating lease right-of-use assets and liabilities	30	87	—
Other assets	(1,974)	1,575	(4,746)
Accounts payable and accrued liabilities	27,447	(4,090)	(1,025)
Deferred revenue, current and non-current	6,586	9,599	132
Other non-current liabilities	2,696	2,176	1,068
Net cash used in operating activities	(126,261)	(76,070)	(97,294)
Cash flows from investing activities:
Purchase of investments	(587,846)	(108,960)	(71,817)
Proceeds from maturities of investments	164,000	80,000	50,400
Purchase of property and equipment	(23,435)	(25,565)	(13,810)
Net cash used in investing activities	(447,281)	(54,525)	(35,227)
Cash flows from financing activities:
Merger and PIPE financing	644,695	—	—
Payment of tax withholding obligations on earnout shares	(634)	—	—
Proceeds from debt, net of issuance costs	—	219,471	21,362
Repayment of debt	(17,083)	(22,787)	(26,708)
Repayment of finance obligations	(2,642)	(484)	(452)
Proceeds from government grants	1,323	275	522
Proceeds from exercise of stock options and warrants	6,790	4,168	1,726
Proceeds from issuance of stock, net of issuance costs	—	—	86,746
Net cash provided by financing activities	632,449	200,643	83,196
Net increase (decrease) in cash and cash equivalents, and restricted cash	58,907	70,048	(49,325)
Cash and cash equivalents, and restricted cash at the beginning of period	123,697	53,649	102,974
Cash and cash equivalents, and restricted cash at the end of period	$182,604	$123,697	$53,649
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,074	$5,827	$4,881
Cash paid for income taxes	15	9	—

PROTERRA INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Non-cash investing and financing activity:
Issuance of warrants in connection with debt borrowing	$—	$—	$141
Assets acquired through accounts payable and accrued liabilities	4,955	659	4,017
Non-cash transfer of vehicles from inventory to internal use	—	—	967
Non-cash transfer of leased assets to inventory	2,046	635	—
Reclassification of Convertible Notes warrants liability upon exercise	17,696	—	—
Conversion of Convertible Notes into common stock	48,607	—	—
Reclassification of remaining Convertible Notes warrants liability upon the reverse recapitalization	69,320	—	—
Reclassification of derivative liability upon the reverse recapitalization	182,554	—	—
Conversion of preferred stock into common stock	627,315	—	—
Cashless warrant exercise	53,326	—	—
Non-cash long-term investment	1,600	—	—
See accompanying notes to consolidated financial statements.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Description of Business
Proterra Inc (“Proterra” or the “Company”), formerly known as ArcLight Clean Transition Corp. (“ArcLight”), is a leading developer and producer of electric vehicle technology for commercial application. Proterra designs, develops, manufactures, and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities, and other commercial transit fleets. It also designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions for global commercial vehicle manufacturers. Additionally, Proterra provides fleet-scale, high-power charging solutions for its customers.
Proterra was originally formed in June 2004 as a Colorado limited liability company and converted to a Delaware corporation in February 2010. The Company operates from its headquarters and battery production facility in Burlingame, California. The Company also has manufacturing and product development facilities in Greenville and Greer, South Carolina and City of Industry, California.
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
The Merger was accounted for as a reverse merger and a recapitalization with Legacy Proterra being the accounting acquirer. Accordingly, all historical financial information presented in the consolidated financial statements of Proterra represents the accounts of Legacy Proterra and its wholly owned subsidiaries as if Legacy Proterra is the predecessor to Proterra. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.8925 shares of Legacy Proterra common stock for 1 share of Proterra common stock) (the “Exchange Ratio”). Unless otherwise specified or unless the context otherwise requires, references in these notes to the “Company,” “we,” ”us,” or ”our” refer to Legacy Proterra prior to the Business Combination and to Proterra following the Business Combination.
Prior to the closing of the Business Combination (the “Closing”), ArcLight’s Class A ordinary shares and public warrants were listed on the Nasdaq Capital Market under the symbols “ACTC” and “ACTCW,” respectively. Proterra’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “PTRA”. See Note 3, Reverse Recapitalization, for further details of the Merger. The Company’s public warrants were previously listed on the Nasdaq Global Select Market under the symbol “PTRAW.” On October 29, 2021, the Company redeemed its remaining outstanding public warrants at a redemption price of $0.10 per public warrant. See Note 10, Warrants, for further details.
The Company has incurred net losses and negative cash flows from operations since inception. As of December 31, 2021, the Company has an accumulated deficit of $858.2 million, and cash and cash equivalents and short-term investments of $661.0 million. The Company has funded operations primarily through a combination of equity and debt financing. Management believes that the Company’s currently available resources will be sufficient to fund its cash requirements for at least the next twelve months. However, there can be no assurance that future financings will be successfully completed or completed on terms acceptable to the Company. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Basis of Presentation
The Company prepared the financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
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
Segments
The Company operates in the United States and has sales to the European Union, Canada, Australia and Japan. Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$227,091	$141,073	$167,574
Rest of World	15,769	55,870	13,710
Total	$242,860	$196,943	$181,284
The Company’s chief operating decision maker is its Chief Executive Officer (CEO), who reviews financial information presented at the entity level. Accordingly, the Company has determined that it has a single reportable segment.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. U.S. GAAP requires the Company to make estimates and judgments in several areas including, but not limited to, those related to revenue recognition, collectability of accounts receivable, valuation of inventories, valuation of Convertible Notes (See Note 4), warranty liability, contingent liabilities, stock-based compensation expense, useful lives of property, plant, and equipment, recoverability of assets, residual value of leased assets, and the valuation of deferred tax assets. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable. Actual results could differ materially from those estimates.
Foreign Currency Transactions
The U.S. dollar is the Company’s functional currency. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured to the U.S. dollar at period end, and transaction gains and losses are recorded in other expense (income), net in the statements of operations. Net gains or losses resulting from foreign exchange transactions were not material for the years ended December 31, 2021 and 2019. The net losses resulting from foreign exchange transactions were $1.1 million for the year ended December 31, 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of December 31, 2021 and 2020.
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
Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in accumulated other comprehensive loss. The ultimate value realized on these securities is subject to market price volatility until they are sold. Realized gains or losses from short-term investments are recorded in other expense (income), net.
As of December 31, 2021 and 2020, short-term investments were $491.0 million and $69.0 million, respectively.
Restricted Cash
The Company maintains certain cash amounts restricted as to withdrawal or use. The restricted cash is primarily collateral for performance bonds issued to certain customers. The collateral is provided in the form of a cash deposit to either support the bond directly or to collateralize a letter of credit that supports the performance bonds. As of December 31, 2021 and 2020, restricted cash was $12.6 million and $13.0 million, respectively.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at one financial institution as of December 31, 2021, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
Cash equivalents consist of short-term money market funds, corporate debt securities, and debt securities issued by the U.S. Treasury, which are deposited with reputable financial institutions. The Company’s cash management and investment policy limits investment instruments to securities with short-term credit ratings at the time of purchase of P-2 and A-2 or better from Moody’s and S&P, respectively, with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.
Accounts receivable are typically unsecured and are generally derived from revenue earned from transit agencies, universities and airports in North America and global commercial vehicle manufacturers in North America, the European Union, Australia, United Kingdom, Japan, and Turkey. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Given the large order value for customers and the relatively low number of customers, revenue and accounts receivable have typically been concentrated with a limited number of customers.

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
	2021	2020	2019	2021	2020
Number of customers accounted for 10% or more*	—	1	—	1	2
__________________
*One customer accounted for 21% of total revenue for year ended December 31, 2020 and 33% of the accounts receivable, net as of December 31, 2020. No other individual customer accounted for more than 20% of total revenue for years ended December 31, 2021, 2020 and 2019, or accounts receivable, net as of December 31, 2021 and 2020.
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
In August 2020, the Company issued Secured Convertible Promissory Notes (the “Convertible Notes”) that, prior to the Closing, contained embedded features subject to derivative accounting. These embedded features were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of the Company’s stock. These conversion options were bifurcated and accounted for as a derivative liability separately from the host debt instrument. Embedded derivatives were recognized as a derivative liability on the balance sheets. The derivative liability was measured at fair value and subject to remeasurement at each balance sheet date. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes no longer qualify for derivative accounting after the conversion price became fixed. The carrying amount of the embedded derivative, the fair value as of the date of the Closing, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
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
In connection with ArcLight’s initial public offering in September 2020, 21,425,000 warrants to purchase ArcLight ordinary shares were issued, including 13,875,000 public warrants and 7,550,000 private placement warrants. These warrants were classified as liabilities as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. These warrants were continually measured at fair value, subject to remeasurement at each balance sheet date. Most of the public warrants and private placement

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
warrants were exercised in October 2021, and the Company redeemed the remaining outstanding public warrants at a redemption price of $0.10 per public warrant. See Note 10, Warrants, for further details.
Inventories
Inventories are recorded at the lower of cost and net realizable value using the first-in, first-out method. Inventory costs consist primarily of the cost of materials, manufacturing support costs, including labor and factory overhead associated with such production, and shipping costs. The costs of products delivered to customers that have not yet met revenue recognition criteria are also included in inventories. The Company assesses the valuation of inventory and periodically records a provision to adjust inventory to its estimated net realizable value, including when the Company determines inventory to be obsolete or in excess of anticipated demand. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up. Accelerating the disposal process or incorrect estimates may cause actual results to differ from the estimates at the time such inventory is disposed or sold.
Deferred Cost of Goods Sold
Deferred cost of goods sold primarily includes incurred costs for charging system installations that have not met revenue recognition criteria.
Property, Plant, and Equipment
Property, plant, and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Property, Plant, and Equipment	Estimated Useful Life
Computer hardware	3 years
Computer software	3 to 5 years
Internally used vehicles and charging systems	over the shorter of their estimated useful lives or 5 years
Machinery and equipment	5 to 12 years
Office furniture and equipment	5 years
Tooling	3 to 5 years
Leasehold improvements	over the shorter of their estimated useful lives or the terms of the related leases
Leased batteries	over the shorter of the terms of the related leases or 12 years
Leased vehicles and charging systems	over the shorter of the terms of the related leases or 5 years
In the fourth quarter of 2019, we completed a review of the estimated useful lives of vehicles and charging equipment used for demonstration purposes. Based on this review, we revised the estimated useful lives of demo vehicles from 12 years to five years effective on November 1, 2019, after considering the condition of assets and our long-term strategy for operating such assets. We believe this change in estimate is appropriate, as it is based on actual experience and the expectations for the ongoing productive use of these assets. The impact to depreciation expense caused by this change in estimate is not material to selling, general and administrative expense on the statement of operations for the year ended December 31, 2019 or future periods.
If the estimated useful life of an asset is less than the stated number of years in our capitalization policy, the depreciation expense will be recorded over the shorter period.
Upon the retirement or sale of property, plant, and equipment, the cost and associated accumulated depreciation are removed from the balance sheets, and the resulting gain or loss is reflected on the statement of operations. Maintenance and repair expenditures are expensed as incurred while major improvements that

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
increase the functionality, output, or expected life of an asset are capitalized and depreciated ratably over the identified useful life.
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
No impairment charge was recognized in the year ended December 31, 2021. We recorded $0.1 million impairment charge associated with a facility lease for the year ended December 31, 2020.
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. During the fourth quarter of 2019, due to the introduction of new products and related technology advancements, we determined that an impairment analysis of certain assets leased to customers was required to be performed. The estimated undiscounted future cash flows generated by these assets were less than their carrying amounts. The carrying amounts of the assets were reduced to fair value, which resulted in an impairment charge of $6.4 million recorded in the statement of operations for the year ended December 31, 2019.
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
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2020	$28,221
Revenue recognized from beginning balance during the year ended December 31, 2021	22,183
Deferred revenue added during the year ended December 31, 2021	(13,998)
Deferred revenue as of December 31, 2021	$36,406
The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Revenue Recognition
The Company derives revenue primarily from the sale of vehicles and charging systems, the installation of charging systems, the sale of battery systems and powertrain components to other vehicle manufacturers, as well as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, battery systems and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Leasing revenue recognized over time was approximately $2.1 million, $2.3 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Parts and other service revenue includes revenue earned from

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
spare parts, the design and development of battery systems and powertrain systems for other vehicle manufacturers, and extended warranties.
Goods and services that are promised in the Company’s contracts include vehicles, charging systems, battery systems and powertrain components to other vehicle manufacturers, installation of charging systems, spare parts, and extended warranty. The Company assesses the products and services promised in contracts at contract inception, and identifies performance obligations for each promise to transfer to the customer a product or service that is distinct. If a product or service is separately identifiable from other items in the bundled arrangement and a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, then such product or service is considered distinct. Customer contracts typically have multiple performance obligations. Generally, the Company’s goods and services are considered separate performance obligations. Development services and products sold to other vehicle manufacturers are typically sold on a stand-alone basis and are not bundled with other goods or services.
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
To determine the standalone selling price of its promised products or services, the Company conducts an analysis to determine whether its products or services have an observable standalone selling price. In determining the observable standalone selling price, the Company requires that a substantial majority of the standalone selling prices for a product or service fall within a reasonably narrow range. If there is no directly observable standalone selling price for a particular product or service, then the Company estimates a standalone selling price by using the estimated cost plus margin or by reviewing external and internal market factors including, but not limited to, pricing practices including historical discounting, major service groups, and the geographies in which we offer products and services.
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
Revenue derived from performance obligations satisfied over time from charging systems and installation was $5.8 million, $6.0 million and $7.2 million in the years ended December 31, 2021, 2020, and 2019, respectively. Extended warranty revenue was $1.7 million, $1.3 million and $0.8 million in the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021 and 2020, the contract assets balance was $1.3 million and $2.8 million, respectively. The contract assets are expected to be billed within the next twelve months and are recorded in the prepaid expenses and other current assets on the balance sheets.
As of December 31, 2021, the amount of remaining performance obligations that have not been recognized as revenue was $336.4 million, of which 73% was expected to be recognized as revenue over the next 12 months

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
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
The revenue of business units are as follows ( in thousands):

	Year Ended December 31,
	2021	2020	2019
Proterra Transit	$195,558	$156,021	$150,476
Proterra Powered & Energy	47,302	40,922	30,808
Total	$242,860	$196,943	$181,284
Lease Arrangements
The Company offers customers leasing alternatives outside of the standard sales contracts for vehicles, charging equipment and batteries used in the vehicles. The leasing arrangements are typically bundled together with the sales contracts. The Company assessed the nature of the bundled arrangements under the revenue accounting standard. For arrangements that contain a lease, we determined the classification of the lease in accordance with Topic 840, Leases, prior to the adoption of Topic 842, Leases, on January 1, 2020. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the products is classified as a sales-type lease based on the criteria established by the accounting standard; otherwise the lease is classified as an operating lease.
For sales-type leases, product revenue is generally recognized upon customer acceptance of the underlying leased assets. The current portion of net investment in sales-type leases is recorded in accounts receivable, and the non-current portion is recorded in other assets on the balance sheets. The discounted unguaranteed residual value of underlying leased assets is not material to the net investment in lease balance.
For operating leases, the leasing revenue is recognized on a straight-line basis over the lease term.
We monitor the performance of customers who leased batteries and are subject to ongoing payments. No allowance was recorded for the receivables under the leasing arrangements.
We adopted the new lease accounting standard, Topic 842, Leases, on January 1, 2020. We determine whether an arrangement is or contains a lease at inception. Short-term leases with a term of less than 12 months will not be recognized in the right-of-use assets or lease liabilities. The lease and non-lease components are not separated for all leases regardless of whether the Company is the lessee or a lessor to the lease. See Note 7, Leases, for additional information.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Cost of Goods Sold
Cost of goods sold includes direct material and labor costs, manufacturing overhead including depreciation expense, freight costs, and reserves for estimated warranty expenses. Cost of goods sold also includes charges to write-down the carrying value of inventory when it exceeds its estimated net realizable value and to provide for on-hand inventory that is either obsolete or in excess of forecasted demand. Costs of development services are expensed as incurred. Costs of development services incurred in periods prior to the finalization of a service agreement with a customer are recorded as research and development expense. Once the customer agreement is finalized, these costs are recorded in cost of goods sold.
Sales and Other Taxes
Taxes assessed by various government entities, such as sales, use, and value added taxes, collected at the time of sale are excluded from revenue.
Shipping Costs
Amounts billed to customers related to shipping and handling are classified as revenue, and the related shipping and handling costs are included in cost of goods sold.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expense consists primarily of payroll and benefits of those employees engaged in research, design, and development activities, costs related to prototype parts and design tools, license expenses related to intellectual property, supplies and services, depreciation, and other occupancy costs.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $1.1 million, $0.6 million, and $0.9 million for the year ended December 31, 2021, 2020 and 2019, respectively.
Product Warranties
The Company provides a limited warranty to customers on vehicles, charging systems, and battery systems. The limited warranty ranges from one to 12 years depending on the components. Separately, the Company also periodically performs field service actions related to product service campaigns. Pursuant to these warranties and field service actions, the Company will repair, replace, or adjust the parts on the products that are defective in factory-supplied materials or workmanship. The Company records a warranty reserve for the products sold at the point of revenue recognition, which includes the best estimate of the projected costs to repair or replace items under the limited warranty and field service actions. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the relatively short history of sales. Changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with the vehicles under operating leases, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within accrued liabilities while the remaining balance is included within other long-term liabilities on the balance sheets.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Warranty reserve – beginning of period	$18,582	$14,926	$10,602
Warranty costs incurred	(7,199)	(4,214)	(6,031)
Net changes in liability for pre-existing warranties, including expirations	(1,710)	(3,392)	(840)
Provision for warranty	13,601	11,262	11,195
Warranty reserve – end of period	$23,274	$18,582	$14,926
Stock-Based Compensation
The Company uses the fair value method for recording stock-based compensation expense. Stock-based compensation expense for stock options is estimated at the grant date based on each stock option’s fair value as calculated using the Black-Scholes option pricing model. The stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award.
Income Taxes
Income taxes are computed using the asset and liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company adjusts these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of any reserves that are considered appropriate.
Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense.
Government Incentives
The Company receives incentives from the federal and state government agencies in the form of grants. Incentives are recorded in the financial statements in accordance with their purposes, either as a reduction of expense or a reduction of the cost of the capital investment. The benefit of these incentives is recorded when performance is complete and all conditions as specified in the agreement are fulfilled.
California and certain other states provide incentives to accelerate the purchase of cleaner, more efficient buses in the form of point-of-sale discounts to vehicle purchasers. These incentives are included in the customer contract value, and recognized as revenue once all revenue recognition criteria are met.
Other Comprehensive Income (Loss)
The Company did not have other comprehensive income (loss) for the years ended December 31, 2020 and 2019.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for the year ended December 31, 2021 were as follows:

	December 31, 2020	Increase/ Decrease	December 31, 2021
Net unrealized losses on available-for-sale securities	$—	$(588)	$(588)
Total accumulated other comprehensive income (loss), net of taxes	$—	$(588)	$(588)
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
Recent Accounting Pronouncements Not Yet Adopted
ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.    This standard simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt — Debt with Conversion and Other Options. This standard updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, this standard made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted earnings per share calculation, and no longer allowing the net share settlement method. This standard also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. This standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of this standard can either be on a modified retrospective or full retrospective basis. The Company will adopt this standard on January 1, 2022, and expects no material impact on the financial statements.
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Reserve Recapitalization (cont.)
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
•each outstanding Legacy Proterra warrant to purchase Legacy Proterra common stock and convertible preferred stock was converted into a warrant to purchase shares of Proterra common stock by multiplying the number of underlying shares by the Exchange Ratio, rounded down to the nearest whole share, resulting in such warrants being exercisable to purchase an aggregate of 3,504,523 shares of Proterra common stock; the exercise price of each converted warrant was determined by dividing the per share exercise price of the respective Legacy Proterra warrant by the Exchange Ratio of 0.8925, rounded up to the nearest whole cent;
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Reserve Recapitalization (cont.)
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
The Earnout Stock and Sponsor Earnout Stock met indexation and other criteria under Topic 815, Derivatives and Hedging, and are considered as equity-classified instruments.
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Reserve Recapitalization (cont.)
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
The Company received aggregate cash proceeds of $649.3 million at the Closing, net of $13.8 million of PIPE Financing fees, $18.5 million of other transaction costs paid at Closing, $9.7 million of ArcLight IPO deferred underwriting fees payable, $1.3 million of other ArcLight’s accrued expenses, and $0.1 million of ArcLight’s related party payable. The unbilled ArcLight expenses incurred prior to the Closing were paid from the cash proceeds received by the Company. The transaction costs including advisory, legal and other professional services directly related to the Merger were recorded in the additional paid-in capital in the balance sheet to offset against proceeds. The deferred transaction costs of approximately $2.9 million paid by the Company prior to the Closing were recorded to the additional paid-in capital and classified as financing activities in the statement of cash flow for year ended December 31, 2021.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities;
Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Fair Value of Financial Instruments (cont.)
Financial assets measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

		Fair Value at
	Pricing Category	December 31,
		2021	2020
Assets:
Cash equivalents:
Money market funds	Level 1	$102,978	$744
U.S. Treasury securities	Level 1	49,996	64,997
Short-term investments:
U.S. Treasury securities	Level 1	330,053	68,990
Corporate debt securities	Level 2	160,914	—
Total		$643,941	$134,731
Liabilities:
Other non-current liabilities:
Derivative liability	Level 3	$—	$70,870
Legacy Proterra warrant liability	Level 3	—	39,670
Total		$—	$110,540
As of December 31, 2021 and 2020, short-term investments were primarily comprised of U.S. Treasury securities and commercial papers of corporate debt securities.
The following is a summary of cash equivalents and marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$102,978	$—	$102,978
U.S. Treasury securities	49,996	—	49,996
Short-term investments:
U.S. Treasury securities	330,618	(565)	330,053
Corporate debt securities	160,937	(23)	160,914
Total	$644,529	$(588)	$643,941
The unrealized losses as of December 31, 2021 are primarily related to U.S. Treasury securities with maturity longer than one year due to recent changes in interest rates and considered temporary in nature. The unrealized gain/losses related to fixed income debt securities for the year ended December 31, 2020 were immaterial.
The contractual maturities of short-term investments are as follows (in thousands):

	December 31,
	2021	2020
Due within one year	$291,525	$68,990
Due after one year to two years	199,442	—
Total	$490,967	$68,990

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Fair Value of Financial Instruments (cont.)
In August 2020, the Company issued Convertible Notes that contain embedded features subject to derivative accounting. Refer to Note 6, Debt, for additional information on the Convertible Notes.
The embedded derivatives were recognized as a derivative liability on the balance sheet, and were measured at fair value, subject to remeasurement at each balance sheet date. The warrants issued in connection with the Convertible Notes were, prior to Closing, classified as a liability because they could become exercisable into common stock upon a QIPO or into convertible preferred stock after five years from issuance date in the event that there was no QIPO during such period. Such warrants were measured at fair value, subject to remeasurement at each balance sheet date. The fair value of derivative liability, the Legacy Proterra warrant liability, and the Convertible Notes were measured using Monte Carlo Simulation pricing model.
The fair value of the Convertible Notes was $278.9 million as of December 31, 2021. The carrying value of the Convertible Notes of $101.0 million, net of $62.3 million unamortized debt discount and issuance costs, as of December 31, 2021, was recorded in Debt, non-current on the balance sheets.
The valuation of derivative and Legacy Proterra warranty liabilities and the Convertible Notes are based on significant inputs not observable in the market, and thus represents a level 3 measure. The key inputs to the valuation model include equity volatility, expected term, and risk-free interest rate.
The public warrants and private placement warrants issued in connection with ArcLight’s initial public offering were classified as a liability prior to the Closing, as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. These warrants were continually measured at fair value, subject to remeasurement at each balance sheet date subsequent to the Closing. Most of the warrants were exercised in October 2021, and the Company redeemed the remaining outstanding public warrants at a redemption price of $0.10 per public warrant. See Note 10, Warrants, for further details.
A summary of the changes of the derivative liability and warrant liabilities is as follows (in thousands):

	Derivative liability	Legacy Proterra warrant liability	Private placement warrant liability	Public warrant liability
Fair value as of December 31, 2020	$70,870	$39,670	$—	$—
Warrant liability acquired as part of the reverse recapitalization	—	—	57,610	84,640
Change in fair value	111,684	47,346	(38,589)	(50,264)
Reclassification of liability upon the reverse recapitalization	(182,554)	(69,320)	—	—
Reclassification of liability upon exercise of warrants	—	(17,696)	(19,021)	(34,376)
Fair value as of December 31, 2021	$—	$—	$—	$—
The change in fair value of derivative and warrant liabilities is recorded in the statement of operations.
5. Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2021	2020
Cash	$17,065	$44,978
Cash equivalents	152,974	65,741
Total cash and cash equivalents	$170,039	$110,719

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Balance Sheet Components (cont.)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of such amounts shown on the statements of cash flows.

	December 31,
	2021	2020
Cash and cash equivalents	$170,039	$110,719
Restricted cash, current portion	12,105	8,397
Restricted cash, net of current portion	460	4,581
Total restricted cash	12,565	12,978
Total cash and cash equivalents, and restricted cash	$182,604	$123,697
Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$65,225	$31,148
Work in progress	25,062	8,042
Finished goods	18,269	47,756
Service parts	6,000	5,384
Total inventories	$114,556	$92,330
The Company recorded a write-down of excess or obsolete inventories to cost of goods sold of $1.9 million, $3.0 million and $4.9 million in the years ended December 31, 2021, 2020 and 2019, respectively.
Property, plant, and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Computer hardware	$5,195	$4,708
Computer software	9,561	8,849
Internally used vehicles and charging systems	16,459	19,136
Leased vehicles and batteries	6,863	7,081
Leasehold improvements	10,516	10,234
Machinery and equipment	28,302	26,026
Office furniture and equipment	1,861	1,854
Tooling	21,726	21,727
Finance lease right-of-use assets	179	179
Construction in progress	20,243	1,830
	120,905	101,624
Less: Accumulated depreciation and amortization	(58,659)	(48,037)
Total	$62,246	$53,587
Construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date.
Depreciation and amortization expense were $15.7 million, $15.5 million and $12.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Balance Sheet Components (cont.)
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and related expenses	$8,069	$6,695
Accrued sales and use tax	885	975
Warranty reserve	8,116	6,121
Financing obligation	—	3,056
Accrued audit and accounting related expenses	783	428
Accrued charger installation costs	579	769
Other accrued expenses	2,202	1,692
Total	$20,634	$19,736
In July 2016, we entered into a bus sale and lease transaction for ten Catalyst buses. These buses are leased to other parties for five years by the customer. At the end of the lease term, the fourth quarter of 2021, we had an obligation to repurchase the buses back from the customer. We received $6.0 million from the customer directly upon delivery in 2016. Under U.S. GAAP, this sales transaction is considered as a borrowing and the lease transaction was considered as an operating lease. The financing obligation was $3.1 million as of December 31, 2020, and paid off in the fourth quarter of 2021.
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Warranty reserve	$15,158	$12,461
Finance lease liabilities, non-current	87	117
Total	$15,245	$12,578
6. Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	December 31,
	2021	2020
Senior Credit Facility	—	16,809
PPP loan	10,000	10,000
Convertible Notes	100,999	106,443
Total Debt	110,999	133,252
Less debt, current	—	—
Debt, non-current	$110,999	$133,252
Senior Credit Facility
In May 2019, the Company entered into a Loan, Guaranty and Security Agreement for a senior secured asset-based lending facility (“Senior Credit Facility”) with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $10.0 million letter of credit sub-line.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt (cont.)
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
While there was no principal outstanding under the Senior Credit Facility as of December 31, 2021, the Company has an aggregate of $14.4 million letters of credit outstanding, using some available capacity. As of December 31, 2020, the outstanding balance was $17.1 million, with maturity of May 2024 and interest rate of 3.09% per annum.
Small Business Administration Loan
In May 2020, the Company received Small Business Administration (“SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (“the PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note with original maturity in May 2022, and was extended to May 2025 based on SBA’s interim final rule. The interest rate is 1.00% per annum.
Convertible Notes
In August 2020, the Company entered into a Note Purchase Agreement for Secured Convertible Promissory Notes (“Convertible Notes”). The Convertible Notes had an aggregate principal amount of $200.0 million, with a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end. The Convertible Notes will mature in August 2025, and the Company may not make prepayment unless approved by the required holders of the Convertible Notes.
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt (cont.)
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
In connection with the issuance of the Convertible Notes, the Company issued warrants to the holders of Convertible Notes to purchase 4.6 million shares of Company stock at an exercise price of $0.02 per share. The warrants are freestanding financial instruments and, prior to the Closing, were classified as liability due to the possibility that they could become exercisable into Legacy Proterra convertible preferred stock. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is Proterra common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity. The warrant liability of $29.0 million was initially measured at fair value on its issuance date and recorded as a debt discount, and was amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The warrant liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon any exercise of the warrants to common stock, the carrying amount of the warrant liability is reclassified to stockholders’ equity.
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
Issuance costs of $5.1 million were also recorded as debt discount and are amortized during the term of the Convertible Notes to interest expense using the effective interest method.
On June 14, 2021, certain Convertible Note holders with an original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing of the Merger. An aggregate of $48.8 million principal and interest was reclassified to additional paid-in capital, and $21.0 million of remaining related debt issuance costs were expensed to interest expense.
At any time after the expiration of the lock-up period following the closing of the Merger, the remaining outstanding Convertible Notes will automatically be converted into common stock if at any time the volume-weighted average price (VWAP) of the common stock over a period of 20 consecutive trading days exceeds 150% of the conversion price or $9.86.
The amortization expense of debt discount and issuance costs was $34.7 million and $5.6 million for the year ended December 31, 2021 and 2020, respectively.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt (cont.)
The Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	December 31,
	2021	2020
Principal	$153,500	$200,000
PIK interest	9,826	3,501
Total principal	163,326	203,501
Less debt discount and issuance costs	(62,327)	(97,058)
Total Convertible Notes	$100,999	$106,443
As of December 31, 2021, the contractual future principal repayments of the total debt were as follows (in thousands):

2022	$—
2025(1)	173,326
Total	$173,326
__________________
(1)Including PIK interest added to principal balance through December 31, 2021.
The Company was in compliance with all of the covenants contained in the Senior Credit Facility and Convertible Notes as of December 31, 2021.
7. Leases
The Company adopted the new lease accounting standard on January 1, 2020 using the modified retrospective transition method, recognizing a cumulative-effect adjustment to the balance sheet and not adjusting comparative information for prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company not to reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company did not elect the use of hindsight practical expedients in determining the lease term for existing leases. Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. As a result, for those leases with a term of less than 12 months, it will not recognize right-of-use assets or lease liabilities. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases regardless of whether the Company is the lessee or a lessor to the lease.
The adoption resulted in a recognition of $13.8 million of operating lease assets and $14.3 million of operating lease liabilities on the balance sheet on January 1, 2020. The difference represents prepaid rent expense and deferred rent for leases existed on the date of adoption, which was an offset to the opening balance of operating lease assets. The adoption has no impact on the Company’s operating expenses and cash flows.
As a Lessor
The net investment in leases are as follows:

	December 31,
	2021	2020
Net investment in leases, current	$411	$398
Net investment in leases, non-current	5,179	3,101
Total net investment in leases	$5,590	$3,499

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Leases (cont.)
Interest income from accretion of net investment in lease is not material for the years ended December 31, 2021, 2020 and 2019.
Future minimum payments receivable from operating and sales-type leases as of December 31, 2021 for each of the next five years are as follows:

	Operating leases	Sales-type leases
2022	$803	$395
2023	384	469
2024	—	548
2025	—	828
2026	—	828
Thereafter	—	3,061
Total minimum lease payments	$1,187	$6,129
As a Lessee
The Company leases its office and manufacturing facilities in Burlingame, California, Greenville and Greer, South Carolina, City of Industry, California, and Rochester Hills, Michigan under operating lease agreements with various expiration dates from 2022 through 2033.
The Company had no material capital leases as of December 31, 2021.
Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$5,419
2023	4,796
2024	3,733
2025	3,148
2026	2,615
Thereafter	12,096
Total undiscounted lease payment	31,807
Less: imputed interest	(6,760)
Total lease liabilities	$25,047
Operating lease expense was $4.2 million, $4.0 million, and $3.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Short-term and variable lease expenses for the years ended December 31, 2021, 2020 and 2019 were not significant.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Leases (cont.)
Supplemental cash flow information related to leases were as follows (in thousands):

	Year Ended December 31
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(4,209)	$(3,855)
Lease liabilities arising from obtaining right-of-use assets:
Operating lease	$17,573	$7
Operating lease right-of-use assets and liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets	$24,282	$10,310
Operating lease liabilities, current	$4,084	$3,153
Operating lease liabilities, non-current	20,963	7,891
Total operating lease liabilities	$25,047	$11,044
The weighted average remaining lease term and discount rate of operating leases are 7.6 years and 5.8%, respectively, as of December 31, 2021. The weighted average remaining lease term and discount rate of operating leases are 4.0 years and 4.9%, respectively, as of December 31, 2020.
As of December 31, 2021, the Company had no significant finance leases and no significant additional leases that have not yet commenced.
8. Commitments and Contingencies
Purchase Commitments
As of December 31, 2021, the Company had outstanding inventory and other purchase commitments of $2.1 billion.
Letters of Credit
As of December 31, 2021, the Company had letters of credit outstanding totaling $14.5 million, which will expire over various dates in 2022.
Guarantees
The Company provided guarantees of lease payments for vehicles under the financing transaction discussed in Note 5, in the event the lessee does not make payments to the financing company.
The Company regularly reviews its performance risk under the arrangements, and in the event that it becomes probable that it will be required to perform under a guarantee, the fair value of probable payment will be recorded. No guarantee liability was recorded as of December 31, 2021 and 2020.
Legal Proceedings
The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. From time to time in the normal course of business, various claims and litigation have been asserted or commenced. Due to uncertainties inherent in litigation and other claims, the

PROTERRA INC
NOTES TO FINANCIAL STATEMENTS
8. Commitments and Contingencies (cont.)
Company can give no assurance that it will prevail in any such matters, which could subject the Company to significant liability or damages. Any claims or litigation could have an adverse effect on the Company’s business, financial position, operating results, or cash flows in or following the period that claims or litigation are resolved.
As of December 31, 2021, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.
9. Stockholders’ Equity
On June 14, 2021, the Merger was consummated and, following the Closing, the Company is authorized to issue 510,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2021, 221,959,711 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share. There were 6,361,952 shares of Legacy Proterra common stock issued and outstanding as of December 31, 2020.
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
The following table summarizes Legacy Proterra convertible preferred stock authorized and issued and outstanding as of December 31, 2020 (in thousands):

	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series 1(1)	24,604	24,522	$79,564	$75,006
Series 2	5,417	5,417	24,868	24,953
Series 3	6,799	6,799	36,096	36,475
Series 4	8,175	7,749	29,901	30,000
Series 5	25,339	25,339	138,747	142,987
Series 6	12,888	12,888	79,085	80,000
Series 7	21,197	21,197	151,770	155,000
Series 8	11,225	11,225	86,648	86,875
Total	115,644	115,136	$626,679	$631,296
__________________
(1)Including Series 1 convertible preferred stock issued through exercise of warrants and the proceeds was $0.5 million.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Stockholders’ Equity (cont.)
As of December 31, 2021, the Company had reserved shares of common stock for issuance as follows (in thousands):

2010 Equity Incentive Plan	21,040
2021 Equity Incentive Plan	10,856
2021 Employee Stock Purchase Plan	1,630
Warrants	1
Earnout Stock	18,009
Total	51,536
As of December 31, 2020, the Company had reserved shares of common stock, on an as-if-converted basis, for issuance as follows (in thousands):

Exercise of stock options to purchase common stock	23,526
Exercise of common stock warrants to purchase common stock	4,596
Issuances of shares available under stock option plans	395
Conversion of convertible preferred stock	115,576
Conversion of convertible preferred stock warrants	508
Total	144,601
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the common stock equaled or exceeded $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30- trading day period ending three trading days before the Company sent the notice of redemption to the warrant holders.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Warrants (cont.)
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
On September 27, 2021, the Company announced that it would be redeeming all of its outstanding public warrants and private placement warrants (collectively, the “Warrants”) based on the terms in the Amended and

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Warrants (cont.)
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
In October 2021, 10,599 public warrants were exercised for cash resulting in the issuance of 10,599 shares of common stock for an aggregate exercise price of $121,889, 13,436,250 public warrants and 7,550,000 private placement warrants were exercised on a cashless basis resulting in the issuance of 5,351,231 shares of common stock, and 428,145 public warrants were redeemed for cash for an aggregate redemption price of $42,815. In connection with the warrant exercise and redemption, $53.4 million of the carrying amount of the warrant liability was reclassified to stockholder’s equity.
Other Warrants
As of December 31, 2021, the Company had 892 common stock warrants outstanding exchanged from Legacy Proterra warrants. As of December 31, 2020, the Company had 5,104,030 warrants outstanding, including 4,562,533 warrants issued to the holders of Convertible Notes as described in Note 6.
Activity of warrants in the year ended December 31, 2021 is as follows:

	Public warrants	Private placement warrants	Other warrants	Total warrants
Outstanding as of December 31, 2020	—	—	5,104,030	5,104,030
Issued as part of the Merger	13,874,994	7,550,000	—	21,424,994
Exercised (1)	(13,446,849)	(7,550,000)	(5,103,138)	(26,099,987)
Redeemed	(428,145)	—	—	(428,145)
Outstanding as of December 31, 2021	—	—	892	892
__________________
(1)An aggregate of 10,348,690 shares of common stock were issued from warrant exercise.
11. Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
Legacy Proterra’s 2010 Equity Incentive Plan (the “2010 Plan”) was terminated upon the effective date of Proterra’s 2021 Equity Incentive Plan (the “2021 Plan”), and accordingly, no shares will be available for grant under the 2010 Plan. Upon Closing, the outstanding awards under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, the exchanged options continue to be subject to the terms of the 2010 Plan and applicable award agreements. As of December 31, 2021, options to purchase 21,040,149 shares of common stock remained outstanding under the 2010 Plan.
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
The Company initially reserved 10,000,000 shares of common stock, plus 387,531 reserved shares not issued under the 2010 Plan on the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Equity Plans and Stock-based Compensation (cont.)
shares equal to the lesser of 4% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a number as may be determined by the Board.
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
The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 2,500 shares during each 6-month offering period and $25,000 in any one calendar year. The offering period generally start on the first trading day on or after November 15th and May 15th of each year. The Company calculated the fair value of the employees’ purchase rights relating to the ESPP using the Black-Scholes model and recorded approximately $0.2 million of stock-based compensation expense for the year ended December 31, 2021.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Equity Plans and Stock-based Compensation (cont.)
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2018	16,527,278	$2.92	8.3	$42,951
Granted	2,998,747	5.86
Exercised	(811,514)	2.13
Cancelled/forfeited/expired	(506,198)	3.92
Balance as of December 31, 2019	18,208,313	$3.42	7.6	$34,723
Granted	5,829,698	4.89
Exercised	(1,750,822)	2.40
Cancelled/forfeited/expired	(2,108,405)	4.61
Balance as of December 31, 2020 (1)	20,178,784	$3.81	7.4	$65,056
Granted	726,309	10.42
Exercised	(1,966,532)	3.36
Cancelled/forfeited/expired	(836,977)	4.65
Balance as of December 31, 2021(1)	18,101,584	$4.08	5.5	$87,425
Exercisable as of December 31, 2021(2)	13,200,160	3.44	4.6	$71,087
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares. Refer to section below for further details.
(2)Excluding 1,171,408 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of December 31, 2021.
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
The stock-based compensation expense for Milestone Options was recognized at the time the performance milestone became probable of achievement, which was at the time of Closing. Upon Closing, 669,375 shares underlying the Milestone Options fully vested, and $2.1 million stock-based compensation expense was recognized in June 2021.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $12.1 million, $4.3 million and $2.9 million for the year ended December 31, 2021, 2020 and 2019, respectively. The total estimated grant date fair value of stock options vested was $13.8 million, $9.9 million and $8.3 million for the year ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense related to outstanding stock options was $23.4 million, which is expected to be recognized over a weighted-average period of 2.3 years.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Equity Plans and Stock-based Compensation (cont.)
Determining Fair Value of Stock Options
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The fair value of each stock option grant is estimated on the date of the grant. The fair value of the Legacy Proterra common stock underlying the stock options has historically been determined by the board of directors, as there was no public market for the Company’s common stock prior to Merger Closing. Therefore, the board of directors has determined the fair value of the common stock at the time of the stock option grant by considering a number of objective and subjective factors including independent third-party valuation reports, valuations of comparable companies, sales of convertible preferred stock and common stock to unrelated third parties, operating and financial performance, lack of liquidity of capital stock and general and industry-specific economic outlook, among other factors.
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	6.2	6.1	6.1
Risk-free interest rate	1.0%	0.5%	1.8%
Expected volatility	54.8%	69.1%	65.4%
Expected dividend rate	—	—	—
Expected Term — The Company estimates the expected term consistent with the simplified method. The Company elected to use the simplified method because of its limited history of stock option exercise activity. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award.
Volatility — Since the Company has limited trading history by which to determine the volatility of its own common stock price, the expected volatility being used is primarily derived from the historical stock volatility of a representative industry peer group of comparable publicly listed companies over a period approximately equal to the expected term of the stock options.
Risk-Free Interest Rate — The risk-free interest rate is based on U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.
Expected Dividend — The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Forfeiture — All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The Company accounts for forfeitures when they occur.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Equity Plans and Stock-based Compensation (cont.)
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	—	$—
Granted	1,480,201	10.72
Vested	(58,731)	11.41
Forfeited	(96,510)	10.98
Balance as of December 31, 2021	1,324,960	$10.67
The Company started to grant RSUs to employees in the third quarter of 2021. The compensation expense related to the service-based awards is determined using the fair market value of the Company’s common stock on the date of the grant. As of December 31, 2021, the total unrecognized stock-based compensation expense related to outstanding RSUs was $12.8 million, which is expected to be recognized over a weighted-average period of 3.5 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold	$1,385	$929	$826
Research and development	2,507	1,616	1,436
Selling, general and administrative	12,169	7,737	6,258
Total stock-based compensation expense	$16,061	$10,282	$8,520
12. Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, RSU, and warrants, to the extent they are dilutive.
The computation of basic and diluted net loss per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(250,006)	$(127,007)	$(101,552)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic and diluted	120,886	4,385	3,616
Net loss per share of common stock, basic and diluted	$(2.07)	$(28.96)	$(28.08)

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Net Loss Per Share (cont.)
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
The outstanding Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
Since the Company was in a loss position for each of the periods presented, diluted net loss per share is the same as basic net loss per share for each period as the inclusion of potential common stock shares outstanding would have been anti-dilutive. The potentially dilutive securities were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock(1)	—	115,576	115,576
Warrants to purchase convertible preferred stock	—	508	508
Stock options and RSUs to purchase common stock	22,773	23,526	18,209
Warrants to purchase common stock	1	4,596	105
	22,774	144,206	134,398
__________________
(1)Represents the shares of common stock that the convertible preferred stock is convertible into.
13. Income Tax
The components of the net loss before the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	(249,990)	(127,007)	(101,552)

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Income Tax (cont.)
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	16	13	—
Foreign	—	9	—
Total current provision	16	22	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total provision for income taxes	$16	$22	$—
A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.9	1.7	3.4
Change in valuation allowance	(17.9)	(17.5)	(23.9)
Research and development credit	0.5	0.2	0.3
Fair market value adjustment (1)	(5.9)	(2.1)	—
Non-deductible Convertible Notes interest expense	(1.5)	(2.2)	—
Other	(0.1)	(1.1)	(0.8)
Effective income tax rate	—%	—%	—%
__________________
(1)The adjustments related to the loss on valuation of derivative and warrant liabilities.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Income Tax (cont.)
Our deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$150,857	$113,643
Deferred revenue	9,419	6,731
Stock-based compensation	4,679	3,560
Accruals and reserves, not currently deductible for tax purposes	10,665	8,351
Research and development credit	4,562	2,761
Goodwill	888	1,014
Interest expense	1,808	2,097
Lease liability	6,511	2,738
Other	381	44
Gross deferred tax assets	189,770	140,939
Less valuation allowance	(182,113)	(137,437)
Net deferred tax assets	$7,657	$3,502
Deferred tax liabilities:
Property, plant and equipment	(1,344)	(1,008)
ROU assets	(6,313)	(2,494)
Other	—	—
Gross deferred tax liabilities	(7,657)	(3,502)
Net deferred tax asset (liabilities)	$—	$—
The net valuation allowance increased by $44.7 million and $22.3 million for December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the Company’s net deferred tax assets and liabilities were zero. The deferred tax assets consist primarily of the federal and state net operating losses. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that no deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against these deferred tax assets.
The Company had net operating loss carryforwards as follows (in thousands):

	December 31,
	2021	2020
Federal (Prior to 2018)	$237,850	$237,850
Federal (Post December 31, 2017)	361,815	216,724
State	437,868	317,801
Total	$1,037,533	$772,375
Net operating loss carryforwards are available to offset future federal and state taxable income. The federal net operating loss carryforwards generated prior to 2018 will begin to expire in 2030 and the net operating loss carryforwards generated after December 31, 2017 do not expire. The state net operating loss carryforwards will begin to expire in 2023.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Income Tax (cont.)
The Company had research and development credit carryforwards as follows (in thousands):

	December 31,
	2021	2020
Federal	$3,454	$2,020
State	2,471	1,231
Total	$5,925	$3,251
The research and development credit carryforwards are available to reduce future regular income taxes. The federal research and development credit carryforwards will begin to expire in 2037, while the South Carolina research and development credit carryforwards will begin to expire in 2027. California research and development credit carryforwards have no expiration date.
Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$813	$707	$527
Increase – tax positions in current period	668	106	180
Ending balance	$1,481	$813	$707
The Company files tax returns in the United States and certain states. Due to the losses being carried forward, the tax years from 2010 forward remain open to examination.
14. 401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $2.4 million, $1.9 million, and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on June 14, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. We have, since the Closing of the Business Combination, engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations. However, the design of internal control over financial reporting for our company post-Business Combination has required, and will continue to require, significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2021, we continue to be engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, as described in more detail above.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Our Board adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our President and Chief Executive Officer, Chief Financial Officer, and other executive and senior officers. The full text of this code of business conduct and ethics is posted on the investor relations page of our website. The reference to our website address in this filing does not include or incorporate by reference the information on that website into this filing. We intend to disclose future amendments to certain provisions of this code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by the applicable rules.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Person Transactions
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1.Financial Statements
See Index to Financial Statements under Part II, Item 8 of this Annual Report.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
The exhibits listed below are filed as part of this Annual Report or are incorporated by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of January 11, 2021, by and among ArcLight Clean Transition Corp., Phoenix Merger Sub, Inc., and Proterra Inc	8-K	2.1	1/12/2021
3.1	Certificate of Incorporation of the Registrant	8-K	3.1	6/17/2021
3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	3.1.1	6/17/2021
3.2	Restated Bylaws of the Registrant	8-K	3.2	6/17/2021
4.1*	Description of Registrant’s Securities
10.1	Form of Registrant’s Indemnification Agreement.	S-4/A	10.1	4/7/2021
10.2+	2010 Equity Incentive Plan, as amended, and forms of equity agreements thereunder	S-4/A	10.2	4/7/2021
10.3+	Form of Severance Agreement for executive officers	S-4/A	10.3	4/7/2021
10.4**	AIR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 23, 2015 and amended January 30, 2018, and further amended June 18, 2019 by and between G&T Properties and Proterra Inc	S-4/A	10.4	4/7/2021
10.5**	Lease Agreement, dated May 8, 2015, by and between PAC Operating Limited Partnership and Proterra Inc, as amended February 8, 2019	S-4/A	10.5	4/7/2021
10.6	Lease Agreement, dated March 21, 2018, by and between Smith Development Company, Inc. and Proterra Inc	S-4/A	10.6	4/7/2021
10.7**	Sublease Agreement, dated February 26, 2019, by and between International Transport Innovation Center and Proterra Inc	S-4/A	10.7	4/7/2021
10.8**	Amended and Restated Product Supply Agreement, dated November 3, 2017, by and between TPI Inc. and Proterra Inc as amended December 31, 2018, October 1, 2019, and May 13, 2020	S-4/A	10.8	4/7/2021
10.9**	Loan, Guaranty and Security Agreement, dated May 8, 2019, by and between Bank of America, N.A. and Proterra Inc, as amended August 4, 2020	S-4/A	10.9	4/7/2021
10.10**	The Note Purchase Agreement dated August 4, 2020, by and among CSI Prodigy HoldCo L.P. and CSI Prodigy Co-Investment L.P., and Proterra Inc as amended August 31, 2020 by and among Broadscale PT Investors LP., Generation IM Climate Solutions II, L.P., QPB Holdings Ltd., Palindrome Master Fund, L.P., and Proterra Inc	S-4/A	10.10	4/7/2021
10.11	Form of Subscription Agreement	S-4/A	10.11	5/7/2021
10.12	Amended and Restated Registration Rights Agreement, dated June 14, 2021, by and among Proterra Inc, ArcLight CTC Holdings, L.P. and the other Holders party thereto	8-K	10.12	6/17/2021
10.13+	Proterra Inc 2021 Equity Incentive Plan	8-K	10.13	6/17/2021
10.14+	Form of Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.2	8/16/2021
10.15+	Form of Restricted Stock Unit Award Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.3	8/16/2021
10.16+	Form of Restricted Stock Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.4	8/16/2021
10.17+	Form of Stock Appreciation Right Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.5	8/16/2021
10.18+	Form of Performance Shares Award Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.6	8/16/2021
10.19+	Form of Global Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.7	8/16/2021
10.20+	Form of Stock Bonus Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.8	8/16/2021
10.21+	Proterra Inc 2021 Employee Stock Purchase Plan	8-K	10.14	6/17/2021
10.22+	Proterra Inc Key Employee Incentive Plan	S-1	10.15	06/29/2021
10.23	Sponsor Letter Agreement, dated as of January 11, 2021, by and among ArcLight CTC Holdings, L.P., ArcLight Clean Transition Corp. and Proterra Inc, and certain other parties thereto	S-4/A	10.17	5/7/2021
10.24	Amendment No. 1 to the Sponsor Letter Agreement, dated as of February 2, 2021, by and among ArcLight CTC Holdings, L.P., ArcLight Clean Transition Corp. and Proterra Inc	S-4/A	10.18	5/7/2021

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.25+	Executive Offer Letter of John J. Allen, dated March 29, 2021	S-4/A	10.19	4/7/2021
10.26+	Executive Offer Letter of Gareth T. Joyce, dated March 23, 2021	S-4/A	10.2	4/7/2021
10.27+*	Executive Offer Letter of Gareth T. Joyce, dated December 7, 2021
10.28+*	Severance Agreement of Gareth T. Joyce, dated January 1, 2022
10.29+	Executive Offer Letter of Amy E. Ard, dated March 23, 2021	S-4/A	10.21	4/7/2021
10.30+	Letter Agreement by and between Registrant and Amy E. Ard, dated September 25, 2021	10-Q	10.1	11/12/2021
10.31+*	Executive Offer Letter of Joshua P. Ensign, dated March 23, 2021
10.32+*	Severance Agreement of Joshua P. Ensign, dated September 11, 2018
10.33+*	Retention Agreement of Joshua P. Ensign, dated September 15, 2021
10.34+*	Retention Agreement of JoAnn C. Covington, dated September 15, 2021
21.1*	List of Subsidiaries	S-1	21.1	6/29/2021
23.1*	Consent of KPMG LLP, independent registered accounting firm for Proterra Inc
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRES*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
_____________
†      Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
+      Indicates a management contract or compensatory plan, contract or arrangement.
*    Filed herewith.
**    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
#    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC
(Registrant)

By:	/s/ GARETH T. JOYCE
Name:	Gareth T. Joyce
Title:	President and Chief Executive Officer
Date:	March 14, 2022

Signature	Title	Date

/s/ GARETH T. JOYCE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2022
Gareth T. Joyce

/s/ KARINA F. PADILLA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022
Karina F. Padilla

/s/ JOHN J. ALLEN	Chairman of the Board	March 14, 2022
John J. Allen

/s/ MARY LOUISE KRAKAUER	Director	March 14, 2022
Mary Louise Krakauer

/s/ ROGER M. NIELSEN	Director	March 14, 2022
Roger M. Nielsen

/s/ BROOK F. PORTER	Director	March 14, 2022
Brook F. Porter

/s/ JOAN ROBINSON-BERRY	Director	March 14, 2022
Joan Robinson-Berry

/s/ JEANNINE P. SARGENT	Director	March 14, 2022
Jeannine P. Sargent

/s/ CONSTANCE E. SKIDMORE	Director	March 14, 2022
Constance E. Skidmore

/s/ MICHAEL D. SMITH	Director	March 14, 2022
Michael D. Smith