Form 10-Q
period 2022-03-31
Proterra Inc
filed 2022-05-06
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 223.0 million shares of common stock as of May 2, 2022.

Explanatory Note – Certain Defined Terms
Unless otherwise stated in this Quarterly Report on Form 10-Q (the “Quarterly Report”) or the context otherwise requires, references to:
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
•“Class B ordinary shares” means the Class B ordinary shares, par value $0.0001 per share, of ArcLight that were initially issued to the Sponsor (a portion of which were subsequently transferred to the other initial shareholders) in a private placement prior to ArcLight’s initial public offering, and, in connection with the Domestication, which automatically converted, on a one-for-one basis, into shares of common stock;
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

Forward-Looking Statements
This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report may include, for example, statements about:
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

These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the Securities and Exchange Commission (the “SEC”). Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see Part II, Item 1A. entitled “Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

Summary of Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the following summary of risks does not contain all of the information that may be important to you, and you should read the summary of risks together with the more detailed discussion of risks set forth in Part II, Item 1A under the heading “Risk Factors,” and elsewhere in this Quarterly Report. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
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
•We have a history of net losses, have experienced rapid growth and anticipate increasing our operating expenses in the future, and may not achieve or sustain positive gross margin or profitability in the future.
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

•Our industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies and powertrains or improvements in the internal combustion engine may adversely affect the demand for our electric transit buses and our electric battery solutions for commercial vehicles.
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
•We received a loan under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and all or a portion of the loan may not be forgivable.
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

Part I. Financial Information
Item 1. Financial Statements
PROTERRA INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents	$47,364	$170,039
Accounts receivable, net	78,369	81,644
Short-term investments	551,321	490,967
Inventory	128,387	114,556
Prepaid expenses and other current assets	14,889	15,300
Deferred cost of goods sold	2,640	1,816
Restricted cash, current	12,105	12,105
Total current assets	835,075	886,427
Property, plant, and equipment, net	70,149	62,246
Operating lease right-of-use assets	23,120	24,282
Restricted cash, non-current	460	460
Other assets	8,142	8,472
Total assets	$936,946	$981,887
Liabilities and Stockholders’ Equity:
Accounts payable	$55,591	$53,404
Accrued liabilities	16,316	20,634
Deferred revenue, current	13,337	13,821
Operating lease liabilities, current	3,832	4,084
Total current liabilities	89,076	91,943
Debt, non-current	116,128	110,999
Deferred revenue, non-current	21,406	22,585
Operating lease liabilities, non-current	20,057	20,963
Other long-term liabilities	15,371	15,245
Total liabilities	262,038	261,735
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000 shares authorized and 222,703 shares issued and outstanding as of March 31, 2022 (unaudited); 500,000 shares authorized and 221,960 shares issued and outstanding as of December 31, 2021	22	22
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of March 31, 2022 (unaudited); 10,000 shares authorized, zero shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	1,585,418	1,578,943
Accumulated deficit	(908,303)	(858,225)
Accumulated other comprehensive loss	(2,229)	(588)
Total stockholders’ equity	674,908	720,152
Total liabilities and stockholders’ equity	$936,946	$981,887
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Product revenue	$54,171	$51,422
Parts and other service revenue	4,410	2,584
Total revenue	58,581	54,006
Product cost of goods sold	57,226	50,531
Parts and other service cost of goods sold	4,358	2,604
Total cost of goods sold	61,584	53,135
Gross profit (loss)	(3,003)	871
Research and development	11,802	9,700
Selling, general and administrative	28,387	18,460
Total operating expenses	40,189	28,160
Loss from operations	(43,192)	(27,289)
Interest expense, net	6,879	8,797
Loss on valuation of derivative and warrant liabilities	—	16,321
Other expense, net	7	(245)
Loss before income taxes	(50,078)	(52,162)
Provision for income taxes	—	—
Net loss	$(50,078)	$(52,162)
Net income (loss) per share of common stock:
Basic	$(0.23)	$(8.66)
Diluted	$(0.43)	$(8.66)
Weighted average shares used in per share computation:
Basic	222,276	6,021
Diluted	247,131	6,021
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(50,078)	$(52,162)
Other comprehensive loss, net of taxes:
Available-for-sales securities:
Unrealized losses on available-for-sale securities	(1,641)	—
Other comprehensive loss, net of taxes	(1,641)	—
Total comprehensive loss, net of taxes	$(51,719)	$(52,162)
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2022	Shares	Amount	Shares	Amount
Balance, December 31, 2021 (Note 1)	—	$—	221,960	$22	$1,578,943	$(858,225)	$(588)	$720,152
Issuance of stock, net of costs	—	—	743	—	1,833	—	—	1,833
Stock-based compensation	—	—	—	—	4,642	—	—	4,642
Net loss	—	—	—	—	—	(50,078)	—	(50,078)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(1,641)	(1,641)
Balance, March 31, 2022	—	$—	222,703	$22	$1,585,418	$(908,303)	$(2,229)	$674,908

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2021	Shares	Amount	Shares	Amount
Balance, December 31, 2020 (Note 1)	115,136	$13	5,678	$1	$682,671	$(608,219)	$—	$74,466
Issuance of stock, net of costs	—	—	566	—	2,024	—	—	2,024
Stock-based compensation	—	—	—	—	2,997	—	—	2,997
Net loss	—	—	—	—	—	(52,162)	—	(52,162)
Balance, March 31, 2021	115,136	$13	6,244	$1	$687,692	$(660,381)	$—	$27,325
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(50,078)	$(52,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,381	3,759
Stock-based compensation	4,642	2,997
Amortization of debt discount and issuance costs	3,337	3,755
Accretion of debt end of term charge and PIK interest	1,812	2,258
Loss on valuation of derivative and warrant liabilities	—	16,321
Others	494	(5)
Changes in operating assets and liabilities:
Accounts receivable	3,287	364
Inventory	(13,830)	364
Prepaid expenses and other current assets	333	(3,463)
Deferred cost of goods sold	(824)	117
Operating lease right-of-use assets and liabilities	4	(35)
Other assets	309	122
Accounts payable and accrued liabilities	(3,485)	10,071
Deferred revenue, current and non-current	(1,664)	(1,470)
Other non-current liabilities	134	1,258
Net cash used in operating activities	(52,148)	(15,749)
Cash flows from investing activities:
Purchase of investments	(202,479)	(111,504)
Proceeds from maturities of investments	140,000	49,000
Purchase of property and equipment	(9,173)	(1,251)
Net cash used in investing activities	(71,652)	(63,755)
Cash flows from financing activities:
Repayment of finance obligation	(8)	(121)
Repayment of government grants	(700)	—
Proceeds from exercise of stock options	1,833	2,024
Net cash provided by financing activities	1,125	1,903
Net decrease in cash and cash equivalents, and restricted cash	(122,675)	(77,601)
Cash and cash equivalents, and restricted cash at the beginning of period	182,604	123,697
Cash and cash equivalents, and restricted cash at the end of period	$59,929	$46,096
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,094	$2,706
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Assets acquired through accounts payable and accrued liabilities	$7,087	$1,789
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
Legacy Proterra (as defined below) was originally formed in June 2004 as a Colorado limited liability company and converted to a Delaware corporation in February 2010. Proterra operates from its headquarters and battery production facility in Burlingame, California. Proterra also has manufacturing and product development facilities in Greenville and Greer, South Carolina and City of Industry, California.
On June 11, 2021, ArcLight filed a notice of deregistration with the Cayman Islands Registrar of Companies, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which ArcLight was domesticated and continued as a Delaware corporation. On June 14, 2021 (the “Closing Date”), ArcLight consummated a merger with Phoenix Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ArcLight (“Phoenix Merger Sub”), and Proterra Inc, a Delaware corporation (“Legacy Proterra”), with Legacy Proterra surviving as the surviving company and as a wholly-owned subsidiary of ArcLight (the “Merger” and, collectively with the other transactions described in the Agreement and Plan of Merger (the “Merger Agreement”), the “Business Combination”). In connection with the Business Combination, Legacy Proterra changed its name to “Proterra Operating Company, Inc.” and ArcLight changed its name to “Proterra Inc”.
The Merger was accounted for as a reverse merger and a recapitalization with Legacy Proterra being the accounting acquirer. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements of Proterra represents the accounts of Legacy Proterra and its wholly owned subsidiaries as if Legacy Proterra is the predecessor to Proterra. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.8925 shares of Legacy Proterra common stock for 1 share of Proterra common stock) (the “Exchange Ratio”). Unless otherwise specified or unless the context otherwise requires, references in these notes to the “Company,” ”we,” “us,” or “our” refer to Legacy Proterra prior to the Business Combination and to Proterra following the Business Combination.
Prior to the closing of the Business Combination (the “Closing”), ArcLight’s Class A ordinary shares and public warrants were listed on the Nasdaq Capital Market under the symbols “ACTC” and “ACTCW,” respectively. Proterra’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “PTRA”. See Note 3 “Reverse Recapitalization” for further details of the Merger. The Company’s public warrants were previously listed on the Nasdaq Global Select Market under the symbol “PTRAW.” On October 29, 2021, the Company redeemed its remaining outstanding public warrants at a redemption price of $0.10 per public warrant.
The Company has incurred net losses and negative cash flows from operations since inception. As of March 31, 2022, the Company has an accumulated deficit of $908.3 million. The Company has $598.7 million of cash and cash equivalents and short-term investments as of March 31, 2022. The Company has funded operations primarily through a combination of equity and debt financing. Management believes that the Company’s currently available resources will be sufficient to fund its cash requirements for at least the next twelve months. However, there can be no assurance that future financings will be successfully completed or completed on terms acceptable to the Company. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and the related notes incorporated by referenced in the Company’s Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 14, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2021 and 2020 was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2022 and the results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in the Annual Report.
The Company has not experienced any significant impact to estimates or assumptions as a result of the COVID-19 pandemic. However, our financial results have been impacted by ongoing constraints and inefficiencies in production largely driven by shortages of component parts and shipment delays, and workforce absences due to illness or quarantines during the pandemic experienced by us or our suppliers. The Company will continue to monitor impacts of the pandemic on an ongoing basis. While the COVID-19 pandemic has not had a material adverse impact on the Company’s financial condition and results of operations to date, the future impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration of the pandemic and spread of COVID-19 (including the variant strains of the virus), the impact on the Company’s customers and the effect on the Company’s suppliers, all of which are uncertain and cannot be predicted.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segments
The Company operates in the United States and has sales to the European Union, Canada, United Kingdom, Australia, Japan and Turkey. Revenue disaggregated by geography, based on the addresses of our customers, consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$51,967	$52,569
Rest of World	6,614	1,437
	$58,581	$54,006
The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews financial information presented at the entity level. Accordingly, the Company has determined that it has a single reportable segment.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of March 31, 2022 and December 31, 2021.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at one financial institution as of March 31, 2022, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
Cash equivalents and short-term investments consist of short-term money market funds, corporate debt securities, and debt securities issued by the U.S. Treasury, which are deposited with reputable financial institutions. The Company’s cash management and investment policy limits investment instruments to securities with short-term credit ratings at the timing of purchase of P-2 and A-2 or better from Moody’s Investors Service and Standard & Poor’s Financial Services, LLC, respectively, with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.
Accounts receivable are typically unsecured and are generally derived from revenue earned from transit agencies, universities and airports in North America and global commercial vehicle manufacturers in North America, the European Union, the United Kingdom, Australia, Japan and Turkey. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Given the large order value for customers and the relatively low number of customers, revenue and accounts receivable have typically been concentrated with a limited number of customers.

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2022	2021	2022	2021
Number of customers accounted for 10% or more*	2	3	3	1
__________________
*Two customers accounted for 23% and 17%, respectively, of the Company's revenue for the three months ended March 31, 2022, respectively. No individual customer accounted for more than 20% of the Company’s revenue for the three months ended March 31, 2021, or accounts receivable as of March 31, 2022 and December 31, 2021.
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
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. No impairment charge was recognized in the three months ended March 31, 2022 and 2021.
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
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2021	$36,406
Revenue recognized from beginning balance during the three months ended March 31, 2022	(6,021)
Deferred revenue added during the three months ended March 31, 2022	4,358
Deferred revenue as of March 31, 2022	$34,743
The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Revenue Recognition
The Company derives revenue primarily from the sale of vehicles and charging systems, the installation of charging systems, the sale of battery systems and powertrain components to other vehicle manufacturers, as well

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, battery systems and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Leasing revenue recognized over time was approximately $0.3 million and $0.6 million in the three months ended March 31, 2022 and 2021, respectively. Parts and other service revenue includes revenue earned from spare parts, the design and development of battery systems and powertrain systems for other vehicle manufacturers, and extended warranties.
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
Revenue derived from performance obligations satisfied over time from charging systems and installation was $2.1 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. Extended warranty revenue was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022 and December 31, 2021, the contract assets balance was $2.8 million and $1.3 million, respectively. The contract assets are expected to be billed within the next twelve months and are recorded in prepaid expenses and other current assets on the balance sheets.
As of March 31, 2022, the amount of remaining performance obligations that have not been recognized as revenue was $426.6 million, of which 63% were expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Our business is organized into two business units with three business lines, each of which addresses a critical component of the commercial vehicle electrification value proposition in a complementary and self-reinforcing manner:
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The revenue of business units are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Proterra Transit	$35,381	$42,204
Proterra Powered & Energy	23,200	11,802
Total	$58,581	$54,006
Product Warranties
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

Three Months Ended March 31, 2022
Warranty reserve - beginning of period	$23,274
Warranty costs incurred	(2,715)
Net changes in liability for pre-existing warranties, including expirations	(691)
Provision for warranty	2,813
Warranty reserve - end of period	$22,681
2.    Adoption of New Accounting Standards
ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible instruments by removing certain separation models in ASC 470- 20, Debt—Debt with Conversion and Other Options. This standard updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, this standard made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted earnings per share calculation, and no longer allowing the net share settlement method. This standard also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. The Company adopted this standard on January 1, 2022, and it had no material impact on the condensed consolidated financial statements.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•certain holders of Convertible Notes (as defined in Note 6 “Debt”) with an original aggregate principal amounts of $46.5 million elected to convert their outstanding Convertible Notes balances including accrued PIK interest and cash interest at the Closing resulting in the issuance of 7.4 million shares of common stock;
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
•each outstanding Convertible Note that was not optionally converted in connection with the Closing remained outstanding and became convertible into shares of Proterra common stock in accordance with the terms of such Convertible Notes;
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
c.an additional 26.3158% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the VWAP of the Proterra common stock is greater than or equal to $25.00 per share or there occurs any transaction resulting in a change in control with a valuation of the Proterra common stock that is greater than or equal to $25.00 per share; and
d.an additional 26.3158% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the VWAP of the Proterra common stock is greater than or equal to $30.00 per share or there occurs any transaction resulting in a change in control with a valuation of the Proterra common stock that is greater than or equal to $30.00 per share.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company received aggregate cash proceeds of $649.3 million at the Closing, net of $13.8 million of PIPE Financing fees, $18.5 million of other transaction costs paid at Closing, $9.7 million of ArcLight IPO deferred underwriting fees payable, $1.3 million of other ArcLight’s accrued expenses, and $0.1 million of ArcLight’s related party payable. The unbilled ArcLight expenses incurred prior to the Closing were paid from the cash proceeds received by the Company. The transaction costs including advisory, legal and other professional services directly related to the Merger were recorded in the additional paid-in capital in the balance sheet to offset against proceeds. The deferred transaction costs of approximately $2.9 million paid by the Company prior to the Closing were recorded to the additional paid-in capital and classified as financing activities in the statement of cash flow for the year ended December 31, 2021.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial assets measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

	Pricing Category	Fair Value at
		March 31, 2022	December 31, 2021
Assets:
Cash equivalents and marketable securities:
Money market funds	Level 1	$36,380	$102,978
U.S. Treasury securities	Level 1	—	49,996
Short-term investments:
U.S. Treasury securities	Level 1	465,370	330,053
Corporate debt securities	Level 2	85,951	160,914
Total		$587,701	$643,941
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
The following is a summary of cash equivalents and marketable securities as of March 31, 2022 (in thousands):

	Amortized Cost	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$36,380	$—	$36,380
Short-term investments:
U.S. Treasury securities	467,564	(2,194)	$465,370
Corporate debt securities	85,986	(35)	$85,951
Total	$589,930	$(2,229)	$587,701
The following is a summary of cash equivalents and marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$102,978	$—	$102,978
U.S. Treasury securities	49,996	—	49,996
Short-term investments:
U.S. Treasury securities	330,618	(565)	$330,053
Corporate debt securities	160,937	(23)	$160,914
Total	$644,529	$(588)	$643,941
The unrealized losses as of March 31, 2022 and December 31, 2021 were primarily related to U.S. Treasury securities with maturities longer than one year due to recent changes in interest rates and are considered temporary in nature.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The contractual maturities of short-term investments are as follows (in thousands):

	March 31, 2022	December 31, 2021
Due within one year	$353,333	$291,525
Due after one year to two years	197,987	199,442
Total	$551,320	$490,967
The fair value of the Convertible Notes was $258.5 million as of March 31, 2022. The carrying value of the Convertible Notes of $106.1 million, net of $59.0 million unamortized debt discount and issuance costs, as of March 31, 2022, was recorded in Debt, non-current on the balance sheets.

5.    Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$10,984	$17,065
Cash equivalents	36,380	152,974
Total cash and cash equivalents	$47,364	$170,039

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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$47,364	$170,039
Restricted cash, current portion	12,105	12,105
Restricted cash, net of current portion	460	460
Total restricted cash	12,565	12,565
Total cash and cash equivalents, and restricted cash	$59,929	$182,604

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$68,964	$65,225
Work in progress	31,534	25,062
Finished goods	21,559	18,269
Service parts	6,330	6,000
Total inventories	$128,387	$114,556
The write-down of excess or obsolete inventories to cost of goods sold was immaterial for the three months ended March 31, 2022, and $0.5 million for the three months ended March 31, 2021.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Property, plant, and equipment, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer hardware	$5,230	$5,195
Computer software	9,619	9,561
Internally used vehicles and charging systems	16,889	16,459
Leased vehicles and batteries	6,714	6,863
Leasehold improvements	10,607	10,516
Machinery and equipment	28,474	28,302
Office furniture and equipment	1,889	1,861
Tooling	21,939	21,726
Finance lease right-of-use assets	179	179
Construction in progress	30,482	20,243
	132,022	120,905
Less: Accumulated depreciation and amortization	(61,873)	(58,659)
Total	$70,149	$62,246
Construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date.
Depreciation and amortization expense were $3.4 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and related expenses	$6,353	$8,069
Accrued sales and use tax	708	885
Warranty reserve	7,389	8,116
Accrued audit and accounting related expenses	472	783
Accrued charger installation costs	443	579
Other accrued expenses	951	2,202
Total	$16,316	$20,634
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Warranty reserve	$15,292	$15,158
Finance lease liabilities, non-current	79	87
Total	$15,371	$15,245

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Credit Facility	$—	$—
PPP loan	10,000	10,000
Convertible Notes	106,128	100,999
Total debt	116,128	110,999
Less debt, current	—	—
Debt, non-current	$116,128	$110,999
Senior Credit Facility
In May 2019, the Company entered into a Loan, Guaranty and Security Agreement for a senior secured asset-based lending facility (the “Senior Credit Facility”) with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $10.0 million letter of credit sub-line. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
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
There was no outstanding balance for borrowings under this Senior Credit Facility as of March 31, 2022 and December 31, 2021. There was an aggregate of $14.5 million in letters of credit outstanding as of March 31, 2022.
Small Business Administration Loan
In May 2020, the Company received Small Business Administration (“SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (“the PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note with an original maturity in May 2022, and was extended to May 2025 based on SBA’s interim final rule. The interest rate was 1.0% per annum.
Convertible Notes
In August 2020, the Company entered into a Note Purchase Agreement for Secured Convertible Promissory Notes (“Convertible Notes”). The Convertible Notes had an aggregate principal amount of $200.0 million, with a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Prior to the maturity date or prior to the payment or conversion of the entire balance of the Convertible Notes, in the event of a liquidation or sale of the Company, the Company shall pay to the holders of Convertible Notes the greater of (i) 150% of the principal balance of the Convertible Notes or (ii) the consideration that the holders would have received had the holders elected to convert the Convertible Notes into common stock immediately prior to such liquidation event.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The amortization expense of debt discount and issuance costs were $3.3 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively.
The Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal	$153,500	$153,500
PIK interest	11,638	9,826
Total principal	165,138	163,326
Less debt discount and issuance costs	(59,010)	(62,327)
Total Convertible Notes	$106,128	$100,999
As of March 31, 2022, the contractual future principal repayments of the total debt were as follows (in thousands):

2022	$—
2025 (1)	175,138
Total debt	$175,138
__________________
(1)Including PIK interest added to principal balance through March 31, 2022.
In May 2022, the PPP loan was forgiven in full. See Note 13, Subsequent events.

7.    Leases
As a Lessor
The net investment in leases were as follows (in thousands):

	March 31, 2022	December 31, 2021
Net investment in leases, current	$411	$411
Net investment in leases, non-current	5,129	5,179
Total net investment in leases	$5,540	$5,590

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Interest income from accretion of net investment in lease was not material in the three months ended March 31, 2022 or 2021.
Future minimum payments receivable from operating and sales-type leases as of March 31, 2022 for each of the next five years were as follows:

	Operating leases	Sales-type leases
Remainder of 2022	$594	$296
2023	384	469
2024	—	548
2025	—	828
2026	—	828
Thereafter	—	3,061
Total minimum lease payments	$978	$6,030
As a Lessee
The Company leases its office and manufacturing facilities in Burlingame, California, Greenville and Greer, South Carolina, City of Industry, California, and Rochester Hills, Michigan under operating lease agreements with various expiration dates from 2022 through 2033.
The Company had no material capital leases as of March 31, 2022.
Maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Remainder of 2022	$4,049
2023	4,803
2024	3,739
2025	3,153
2026	2,615
Thereafter	12,096
Total undiscounted lease payment	30,455
Less: imputed interest	(6,566)
Total operating lease liabilities	$23,889
Operating lease expense was $1.5 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.
Short-term and variable lease expenses for the three months ended March 31, 2022 and 2021 were not material.
Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(1,377)	$(1,012)

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating lease right-of-use assets and liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$23,120	$24,282
Operating lease liabilities, current	3,832	4,084
Operating lease liabilities, non-current	20,057	20,963
Total operating lease liabilities	$23,889	$25,047
The weighted average remaining lease term and discount rate of operating leases were 7.6 years and 5.8%, respectively, as of March 31, 2022 and December 31, 2021.
As of March 31, 2022, the Company had no significant additional operating leases and finance leases that have not yet commenced.
8.    Commitments and Contingencies
Purchase Commitments
As of March 31, 2022, the Company had outstanding inventory and other purchase commitments of $2.2 billion.
Letters of Credit
As of March 31, 2022, the Company had letters of credit outstanding totaling $14.6 million, which will expire over various dates in 2022 and 2023.
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
As of March 31, 2022 and December 31, 2021, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.
9.    Stockholders’ Equity
On June 14, 2021, the Merger was consummated and, following the Closing, the Company is authorized to issue 510,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2022, 222,703,318 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022, the Company had reserved shares of common stock for issuance as follows (in thousands):

2010 Equity Incentive Plan	19,858
2021 Equity Incentive Plan	20,173
2021 Employee Stock Purchase Plan	2,850
Warrants	1
Earnout Stock	18,009
Total	60,891
10.    Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
Legacy Proterra’s 2010 Equity Incentive Plan (the “2010 Plan”) was terminated upon the effective date of Proterra’s 2021 Equity Incentive Plan (the “2021 Plan”), and accordingly, no shares will be available for grant under the 2010 Plan. Upon Closing, the outstanding awards under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, the exchanged options continue to be subject to the terms of the 2010 Plan and applicable award agreements. As of March 31, 2022, options to purchase 19,858,199 shares of common stock remained outstanding under the 2010 Plan.
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
The Company initially reserved 10,000,000 shares of common stock, plus 387,531 reserved shares not issued under the 2010 Plan on the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a number as may be determined by the Board. In the first quarter of 2022, the shares reserved for issuance were increased by 8,878,388 additional shares.
Stock option and RSU awards generally vest annually over a four-year period.
2021 Employee Stock Purchase Plan
Proterra’s 2021 Employee Stock Purchase Plan (the “ESPP”), including the authorization of the initial share reserve thereunder, was adopted by the ArcLight Board prior to the Closing, approved by ArcLight’s shareholders on June 11, 2021, and became effective upon the Closing Date.
An aggregate of 1,630,000 shares of common stock were reserved and available for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on January 1 of each of 2022 through 2031 by a number of shares equal to the lesser of 1% of the total number of outstanding shares of common stock as of the immediately preceding December 31 or a number of shares as may be determined by the Board or the compensation committee. The aggregate number of shares issued over the term of the ESPP, subject to certain adjustments, may not exceed 16,300,000 shares. In the first quarter of 2022, the shares reserved for issuance were increased by 2,219,597 additional shares.
The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 2,500 shares during each 6-month offering period and $25,000 in any one calendar year. The offering periods generally start on the first

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
trading day on or after November 15th and May 15th of each year. The Company calculated the fair value of the employees’ purchase rights relating to the ESPP using the Black-Scholes model and recorded approximately $0.3 million of stock-based compensation expense for the three months ended March 31, 2022.
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021 (1)	18,101,584	4.08	5.5	$87,425
Granted	705,512	7.84
Exercised	(667,724)	2.74
Cancelled/forfeited/expired	(645,344)	6.36
Balance as of March 31, 2022 (1)	17,494,028	4.20	5.1	$60,108
Exercisable as of March 31, 2022 (2)	13,147,613	3.56	4.0	$52,123
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares. See below for further details.
(2)Excluding 1,004,064 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of March 31, 2022.
In March 2020, in conjunction with Mr. Allen’s appointment as the then President and Chief Executive Officer, the board of directors approved a grant to Mr. Allen of stock option awards with respect to 4,685,624 shares, comprised of (1) 1,338,749 shares of a time-based award with an exercise price of $5.33 per share vesting quarterly over 4 years, (2) 2,677,500 shares of a time-based award consisting of 4 tranches with an exercise price of $11.21, $16.81, $22.41 and $28.02 per share, respectively, and vesting quarterly over 4 years (“Equity Awards”), and (3) 669,375 shares of milestone-based award with an exercise price of $5.33 per share vesting entirely and becoming exercisable on the first trading day following the expiration of the lockup period of the Company’s initial public offering or the consummation of a change in control of the Company or upon the consummation of a merger involving a Special Purpose Acquisition Company (“Milestone Options”).
The stock-based compensation expense for Milestone Options was recognized at the time the performance milestone became probable of achievement, which was at the time of Closing. Upon Closing, the 669,375 shares underlying the Milestone Options fully vested, and $2.1 million stock-based compensation expense was recognized in June 2021.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $3.5 million for the three months ended March 31, 2022. The total estimated grant date fair value of stock options vested was $2.5 million for the three months ended March 31, 2022. As of March 31, 2022, the total unrecognized stock-based compensation expense related to outstanding stock options was $21.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.3	6.1
Risk-free interest rate	1.9%	1.1%
Expected volatility	55.0%	56.0%
Expected dividend rate	—	—
Restricted Stock Units
A summary of the Company's RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	1,324,960	$10.67	$11,699
Granted	2,892,464	7.63
Released	(75,883)	10.55
Forfeited	(59,051)	10.95
Balance as of March 31, 2022	4,082,490	$8.51	$30,700
The Company started granting RSUs to employees in the third quarter of 2021. As of March 31, 2022, the total unrecognized stock-based compensation expense related to outstanding RSUs was $32.6 million, which is expected to be recognized over a weighted-average period of 3.6 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$516	$276
Research and development	993	513
Selling, general and administrative	3,133	2,208
Total stock-based compensation expense	$4,642	$2,997
11.    Net Income (Loss) Per Share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture as they are not deemed to be issued for accounting purposes. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, RSUs and warrants, to the extent they are dilutive.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(50,078)	$(52,162)
Effect of dilutive securities:
Interest expense to be recognized upon conversion of Convertible Notes (1)	(55,185)	—
Numerator for diluted EPS - Net loss after the effect of dilutive securities	$(105,263)	$(52,162)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic	222,276	6,021
Convertible Notes (1)	24,855	—
Diluted weighted average shares	247,131	6,021
Net loss per share of common stock:
Basic	$(0.23)	$(8.66)
Diluted	$(0.43)	$(8.66)
__________________
(1)Adjustment is under the “if-converted” method, and includes write-off of $62.3 million unamortized debt discount of the Convertible Notes as of December 31, 2021, offset by the $7.1 million interest expense recorded in net loss of the first quarter of 2022.

As a result of the Merger, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 0.8925 used to determine the number of shares of common stock into which they converted.
Prior to the Closing Date, the Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as the convertible preferred stock were participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method did not impact the net loss per share of common stock as the Company was in a loss position and holders of convertible preferred stock did not participate in losses. Post the Closing Date, the Company applies the treasury stock method when calculating the diluted net income (loss) per share of common stock and “if-converted” method for Convertible Notes when applicable.
The outstanding Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
Since the Company was in a loss position after the effect of dilutive securities, no adjustment is required to the weighted-average shares used in computing the diluted net loss per share as the inclusion of the remaining potential common stock shares outstanding would have been anti-dilutive. The potentially dilutive securities were as follows (in thousands):

March 31, 2022
Stock options and RSUs to purchase common stock	24,923
Warrants to purchase common stock	1
24,924
12.    401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides a matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $0.7 million and $0.5 million in the three months ended March 31, 2022 and 2021, respectively.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13.    Subsequent Events
In May 2022, the Small Business Administration approved the Company’s PPP loan forgiveness application and the PPP loan of $10.0 million was forgiven in full. The amount forgiven will be recognized in the consolidated statements of operations as a gain on extinguishment of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements for the year ended December 31, 2021 and the related notes incorporated by referenced in our Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 14, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read Part II, Item 1A entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
We are a leading developer and producer of commercial electric vehicle technology with an integrated business model focused on providing end-to-end solutions that enable commercial vehicle electrification.
Our business is organized into two business units comprised of three business lines, with each business line addressing a critical component of the commercial vehicle electrification.
•Proterra Powered & Energy is our business unit that provides our technology solutions to commercial vehicle manufacturers and owners of commercial fleets, and is comprised of two business lines.
▪Proterra Powered designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions into vehicles for global commercial vehicle original equipment manufacturer (“OEM”) customers serving the Class 3 to Class 8 vehicle segments, including delivery trucks, school buses, and coach buses, as well as construction and mining equipment, and other applications.
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
The first application of Proterra Powered commercial vehicle electrification technology was through Proterra Transit’s heavy-duty electric transit bus, which we designed from the ground up for the North American market. Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us a leader in the U.S. electric transit bus market. With over 850 electric transit buses on the road, our electric transit buses have delivered more than 25 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
Our decade of experience supplying battery electric heavy duty transit buses provided us the opportunity to validate our products’ performance, fuel efficiency and maintenance costs with a demanding customer base and helped broaden our appeal as a supplier to OEMs in other commercial vehicle segments and geographies. Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through March 31, 2022, Proterra Powered has delivered battery systems and electrification solutions for more than 650 vehicles to our OEM partner customers.

In addition, Proterra Energy has established our Company as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of March 31, 2022, we had delivered more than 60 MW of charging infrastructure across North America.
Through March 31, 2022, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered & Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through March 31, 2022, our chief operating decision maker, the Chief Executive Officer, reviewed financial information presented at the entity level for ongoing operations and for internal planning and forecasting purposes, and we had a single reportable segment.
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
Enhanced by Proterra Powered’s high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has been a leader in the North American electric transit market since 2012. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database. We also focus our sales efforts on airports, universities, and corporate shuttle operators. As of March 31, 2022, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our strategy is to maintain the No. 1 market share of the North American electric transit bus market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 850 vehicles on the road which have accumulated more than 25 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
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
We have significant manufacturing capacity already in place and at scale with approximately 350,000 square feet of manufacturing space across three facilities in two states. In City of Industry, California, we operate a battery production facility as well as a bus manufacturing facility. We also operate a battery production facility in Burlingame, California. Our largest bus manufacturing facility is located in Greenville, South Carolina. Battery manufacturing capacity at our City of Industry facility, once fully staffed on a three shift structure, is 675 MWh, sufficient to supply batteries for both our total bus manufacturing capacity of 680 transit buses across our two bus assembly facilities in Greenville, SC and City of Industry, CA, as well as more than 350 MWh of Proterra Powered batteries for third-party customers, equivalent to 1,500 school buses and/or delivery vehicles per year. In November 2021, we entered into a lease arrangement for a new plant with approximately 327,000 square feet at Greer, South Carolina to expand our battery system manufacturing capacity and to multiple gigawatt-hours per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we manufacture our battery packs in two widths and heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the three months ended March 31, 2021 our battery production was 42 MWh and in the three months ended March 31, 2022 our production was 82 MWh, a 95% increase year over year. As we increase our production volumes, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. We currently have sufficient capacity to fulfill our current backlog and anticipated near-term growth.
For the three months ended March 31, 2022 and 2021, our total revenue was $58.6 million and $54.0 million, respectively. We generated a gross loss of $(3.0) million and gross profit of $0.9 million for the three months ended March 31, 2022 and 2021, representing a gross margin of (5)% and 2%, respectively. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $43.2 million and $27.3 million for the three months ended March 31, 2022 and 2021, respectively.
Key metrics and select financial data
Deliveries
We delivered 40 and 48 vehicles in the three months ended March 31, 2022 and 2021, respectively. We delivered battery systems for 287 and 26 vehicles in the three months ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA Reconciliation:
Net loss	$(50,078)	$(52,162)
Add (deduct):
Interest expense, net	6,879	8,797
Provision for income taxes	—	—
Depreciation and amortization expense	3,381	3,759
Stock-based compensation expense	4,642	2,997
Loss on valuation of derivative and warrant liabilities	—	16,321
Adjusted EBITDA	$(35,176)	$(20,288)
Business Combination
On June 14, 2021, we consummated the transactions contemplated by the Merger Agreement, by and among ArcLight, Phoenix Merger Sub, and Legacy Proterra. As contemplated by the Merger Agreement, on June 11, 2021, ArcLight consummated the Domestication. Further, on June 14, 2021, as contemplated by the Merger Agreement, we consummated the Merger.
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
In October 2021, the majority of the public warrants and private placement warrants were exercised, and we redeemed the remaining outstanding public warrants at a redemption price of $0.10 per public warrant.
Key factors affecting our performance
COVID-19 Pandemic
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. Our manufacturing operations and our transit agency customers were designated as an “Essential Business” under applicable public health orders. We have made adjustments to our business operations and have continued to operate with limited interruptions since March 2020 with no material adverse impact to our operations, financial position, or liquidity through March 31, 2022. Our vehicle and equipment deliveries were impacted during the three months ended March 31, 2022 by ongoing constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. Although we achieved revenue growth during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, these disruptions decreased our revenue and increased our overhead, led to increased costs to secure components critical to our production needs and negatively impacted our margins. Our results for the remaining quarters of 2022 may continue to be impacted by supply chain issues. More generally, the COVID-19 pandemic, raw material and component price inflation, and increased freight and logistics costs are currently expected to continue to have an impact on our results of operations, financial position, and liquidity. If the outbreak, and related shutdowns, shipment delays, part shortages, production inefficiencies or extended customer order and acceptance processes, are prolonged or worsen, including as a result of variant strains of the virus, it could lead to more significant delays in production, the signing of new customer contracts and customer acceptances of near-term deliveries.
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
Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing, long-term contracts, and in some cases vertical integration. We launched two new manufacturing facilities in 2017 and a new battery manufacturing facility in 2020. We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. By reducing material costs, increasing facility utilization rates and improving overall economies of scale, we can reduce prices while maintaining or growing gross margins of our products to improve customers’ total cost of ownership and help accelerate commercial electric vehicle adoption. Our ability to achieve our cost-saving and production-efficiency objectives could be negatively impacted by a variety of factors including, among other things, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions, and delays in our ability to hire, train, and retain employees needed to scale production to meet demand. If we are unable to achieve our goals, we may not be able to reduce price enough to accelerate commercial vehicle electrification and our cost of goods sold and operating costs could be greater than anticipated, which would negatively impact gross margin and profitability.
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
Cost of goods sold
Product cost of goods sold.    Product cost of goods sold consists primarily of direct material and labor costs, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits, and stock-based compensation expense, reserves for estimated warranty costs, freight expense, and depreciation expense. Product cost of goods sold also includes charges to write-down the carrying value of inventory when it exceeds its estimated net realizable value, including on-hand inventory that is either obsolete or in excess of forecasted demand. We expect our product cost of goods sold to increase in absolute dollars in future periods as we sell more vehicles and charging systems. As we grow into our current capacity and execute on cost-reduction initiatives, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term.

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
Gross profit (loss) and margin
Gross profit (loss) is total revenue less total cost of goods sold. Gross margin is gross profit (loss) expressed as a percentage of total revenue. Our gross profit (loss) and margin may fluctuate from period-to-period. Such fluctuations have been and will continue to be affected by a variety of factors, including the timing of vehicle acceptance, mix of products sold, manufacturing costs, financing options, and warranty costs. We expect our gross margin to improve over time as we continue to scale our operations and execute on cost reduction initiatives in the longer term.
Operating expenses
Research and development.    Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials, depreciation expense, and allocated overhead costs. Through March 31, 2022, we have expensed certain software development costs related to our fleet and energy management platform as incurred because technological feasibility has not been fully achieved. We intend to continue to make significant investments in developing new products and enhancing existing products. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.
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

	Three Months Ended March 31,
(in thousands)	2022	2021
Product revenue	$54,171	$51,422
Parts and other service revenue	4,410	2,584
Total revenue	58,581	54,006
Product cost of goods sold	57,226	50,531
Parts and other service cost of goods sold	4,358	2,604
Total cost of goods sold (1)	61,584	53,135
Gross profit (loss)	(3,003)	871
Research and development (1)	11,802	9,700
Selling, general and administrative (1)	28,387	18,460
Total operating expenses	40,189	28,160
Loss from operations	(43,192)	(27,289)
Interest expense, net	6,879	8,797
Loss on valuation of derivative and warrant liabilities	—	16,321
Other expense (income), net	7	(245)
Loss before income taxes	(50,078)	(52,162)
Provision for income taxes	—	—
Net loss	$(50,078)	$(52,162)
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of goods sold	$516	$276
Research and development	993	513
Selling, general and administrative	3,133	2,208
Total stock-based compensation expense	$4,642	$2,997

	Three Months Ended March 31,
	2022	2021
Product revenue	92%	95%
Parts and other service revenue	8	5
Total revenue	100	100
Product cost of goods sold	98	94
Parts and other service cost of goods sold	7	5
Total cost of goods sold (1)	105	99
Gross profit (loss)	(5)	1
Research and development (1)	20	18
Selling, general and administrative (1)	48	34
Total operating expenses	68	52
Loss from operations	(73)	(51)
Interest expense, net	12	16
Loss on valuation of derivative and warrant liabilities	—	30
Other expense (income), net	—	—
Loss before income taxes	(85)	(97)
Provision for income taxes	—	—
Net loss	(85)%	(97)%
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	1%	1%
Research and development	2	1
Selling, general and administrative	5	4
Total stock-based compensation expense	8%	6%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Product revenue	$54,171	$51,422	$2,749	5%
Parts and other service revenue	4,410	2,584	1,826	71
Total revenue	$58,581	$54,006	$4,575	8%
Total revenue increased by $4.6 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase of total revenue was primarily due to an increase of delivered battery systems. We delivered battery systems for 287 vehicles in the three months ended March 31, 2022, as compared to 26 vehicles in three months ended March 31, 2021. The increase of total revenue was partially offset by a decrease in delivery of vehicles, charging systems and installations. We delivered 40 buses in the three months ended March 31, 2022 as compared to 48 buses accepted in the three months ended March 31, 2021. This year over year decrease in revenue from transit vehicle, charging systems and installations was due to production delays, which were mainly caused by parts shortages resulting from supplier production challenges and global supply chain interruptions due to the ongoing COVID-19 pandemic.

Cost of goods sold and gross profit

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Product cost of goods sold	$57,226	$50,531	$6,695	13%
Parts and other service cost of goods sold	4,358	2,604	1,754	67
Total cost of goods sold	61,584	53,135	8,449	16
Gross profit (loss)	$(3,003)	$871	$(3,874)	NM
Cost of goods sold increased by $8.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The $6.7 million increase in product cost of goods sold in the three months ended March 31, 2022 was primarily driven by lower productivity levels in the production process as parts shortages led to inefficiency. The $1.8 million increase in parts and other service cost of goods sold was the result of the increased volume and product mix of prototype revenue and increased cost of the service department.
Gross profit decreased by $3.9 million to a gross loss of $3.0 million in the three months ended March 31, 2022 from a gross profit of $0.9 million in the three months ended March 31, 2021. Gross profit was negatively impacted primarily due to unabsorbed labor and manufacturing overhead costs caused by the ongoing COVID-19 pandemic and related supply chain interruptions and delays in production.
Operating expenses
Research and development

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Research and development	$11,802	$9,700	$2,102	22%
Research and development expense increased by $2.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The $2.1 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $1.9 million to support increased product development efforts.
Selling, general and administrative

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Selling, general and administrative	$28,387	$18,460	$9,927	54%
Selling, general and administrative expense increased by $9.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The $9.9 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $6.7 million, an increase in insurance expense of $1.5 million, an increase in facility related expenses of $0.8 million due to a new battery facility lease entered into in November 2021, and an increase in IT expense of $0.8 million due to increased cybersecurity measures, more users and incremental data usage costs.
Interest expense, net

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Interest income	$(310)	$(32)	$(278)	869%
Interest expense	7,189	8,829	(1,640)	(19)
Interest expense, net	$6,879	$8,797	$(1,918)	(22)%

Interest expense, net decreased by $1.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to lower average debt levels in the quarter driving lower interest expense, offset by higher interest income on higher cash equivalents and short-term investment balances. The decrease was primarily due to the secured convertible promissory notes (the “Convertible Notes”) with an original aggregate principal of $46.5 million that were converted upon the Closing of the Merger in June 2021, and the $17.1 million repayment of Senior Credit Facility borrowing in June 2021.
Loss on valuation of derivative and warrant liabilities

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Loss on valuation of derivative and warrant liabilities	$—	$16,321	$(16,321)	NM
The $16.3 million loss in the three months ended March 31, 2021 was mainly related to the fair value change of derivative and warrant liabilities arising from the Convertible Notes. These derivative and warrant liabilities were converted to equity upon the Closing of the Merger in June 2021.
Other expense (income), net

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Other expense (income), net	$7	$(245)	$252	NM
Other expense (income), net includes currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, sublease income and other non-operational financial losses.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position and full valuation allowance, we have not recognized any material provision or benefit through March 31, 2022.
Liquidity and capital resources
As of March 31, 2022, we had cash and cash equivalents and short-term investments of $598.7 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the improvement and expansion of existing manufacturing facilities, working capital, debt service, and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, borrowings under our credit facilities, and payments received from customers.
We believe that our sources of existing cash and cash equivalents and short-term investments, funds available under our Senior Credit Facility described in more detail below, and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, if we are unable to generate sufficient cash flows from operations in the future, or fund availability under our Senior Credit Facility is not sufficient, we may have to obtain additional equity or debt financing. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in significant financial and operating covenants that would restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all.
With our existing funds, we expect no additional capital will be needed to execute our business plan over the next 12 months. We will continue to invest in increasing and optimizing production and expanding the portfolio of products and services. These investments will be approached with a view to improving profitability in the long-term.

Senior Credit Facility
In May 2019, we entered into a Loan, Guaranty and Security Agreement (the “Senior Credit Facility”), which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior Credit Facility is available on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $15.0 million letter of credit sub-line. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at our option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
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
As of March 31, 2022, there was no balance for borrowings outstanding under the Senior Credit Facility, although we utilized $14.5 million of the facility’s sub-line for letters of credit.
Small Business Administration Loan
In May 2020, the Company received Small Business Administration (“SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (“the PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note with an original maturity in May 2022, and was extended to May 2025 based on SBA’s interim final rule. As of March 31, 2022, the interest rate was 1.0% per annum and interest was payable monthly commencing in October 2021. All or a portion of the loan was eligible for forgiveness by the SBA upon application with supporting documentation of expenditures in accordance with SBA requirements, which included employees being kept on the payroll for eight weeks after the date of the loan and the proceeds being used for payroll, rent, mortgage interest, or utilities. In January 2022, the SBA denied our PPP loan forgiveness application on the grounds that the Company was subject to a size standard that applied to businesses under NAICS Code 488999 (all other support services for transportation). We filed an appeal on the grounds that the NAICS Code that applies to our business is 336120 (heavy duty truck and bus manufacturing). In May 2022, the SBA approved our PPP loan forgiveness application and the PPP loan of $10.0 million was forgiven in full. The amount forgiven will be recognized in the consolidated statements of operations as a gain on extinguishment of debt.
Secured Convertible Promissory Notes
In August 2020, we issued the Convertible Notes. The Convertible Notes had an aggregate principal amount of $200.0 million as of the issuance date, with a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end. The Convertible Notes will mature in August 2025, and the Company may not make prepayment unless approved by the required holders of the Convertible Notes.

Each of the Convertible Notes shall rank equally without preference or priority of any kind over one another, but senior in all rights, privileges and preferences to all other shares of our capital stock and all other securities that are convertible into or exercisable for our capital stock directly or indirectly.
Prior to the maturity date or conversion of the entire balance of the Convertible Notes, in the event of a liquidation or sale of the Company, we shall pay to the holders of Convertible Notes the greater of (i) 150% of the principal balance of the Convertible Notes or (ii) the consideration that the holders would have received had the holders elected to convert the Convertible Notes into common stock immediately prior to such liquidation event.
The Convertible Notes do not entitle the holders to any voting rights or other rights as a stockholder of the Company, unless and until the Convertible Notes are actually converted into shares of our capital stock in accordance with their terms.
The Note Purchase Agreement governing the Convertible Notes contains certain customary non-financial covenants. In addition, the Note Purchase Agreement requires us to maintain liquidity at quarter end of not less than the greater of (i) $75.0 million and (ii) four times of cash burn for the three-month period then ended.
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
As of March 31, 2022, the outstanding balance of the Convertible Notes was $165.1 million including PIK interest of $11.6 million.
The remaining Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.

Performance bonds and Letters of Credit
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. The collateral provided is shown as restricted cash on the balance sheet. As of March 31, 2022, we had $12.6 million of restricted cash related to performance bonds. We believe that we currently have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
Cash flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(52,148)	$(15,749)
Investing activities	(71,652)	(63,755)
Financing activities	1,125	1,903
Net decrease in cash and cash equivalents, and restricted cash	$(122,675)	$(77,601)
Operating activities
Net cash used in operating activities in the three months ended March 31, 2022 was $52.1 million compared to $15.7 million in the three months ended March 31, 2021. The increase of cash used in operating activities in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was mainly due to increases in working capital due to growth of our business. The decrease in net loss of $2.1 million between the comparison periods included decrease of $16.3 million of non-cash loss on change in the fair value of derivative and warrant liabilities. Non-cash interest expense and debt discount and issuance costs amortization increased by $0.9 million and stock-based compensation expense increased by $1.6 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. In the three months ended March 31, 2022, cash used in operating activities includes $13.8 million, $3.5 million and $1.7 million related to inventory, accounts payable and accrued liabilities, and deferred revenue, respectively, which was partially offset by cash provided by operating activities related to accounts receivable of $3.3 million. In the three months ended March 31, 2021, cash provided by operating activities included $10.1 million and $1.3 million related to accounts payable and accrued liabilities and other non-current liabilities, respectively, which was partially offset by cash used in operating activities related to prepaid expense and other current assets and deferred revenue of $3.5 million and $1.5 million, respectively.
Investing activities
Net cash used in investment activities was $71.7 million in the three months ended March 31, 2022 compared to $63.8 million in the three months ended March 31, 2021. The $7.9 million increase was primarily driven by increased capital expenditures due to higher spending in three months ended March 31, 2022 related to the new plant at Greer, South Carolina.
Financing activities
Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2022 as compared to $1.9 million for the three months ended March 31, 2021. The net cash provided by financing activities for the three months ended March 31, 2022 primarily resulted from $1.8 million from the exercise of stock options and warrants, which was partially offset by $0.7 million repayment of government grants due to a pending amendment. In the three months ended March 31, 2021, we received $2.0 million proceeds from the exercise of stock options and warrants.
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
Contractual obligations
The purchase commitments including purchase orders or contracts for the purchase of certain goods and services was $2.2 billion as of March 31, 2022, of which 14% was expected to be due in the next 12 months, 30% in 1-3 years, and the remainder in more than 3 years through 2028.
The Convertible Notes had an outstanding principal amount including PIK interest of $165.1 million as of March 31, 2022, which will mature in August 2025. The outstanding balances will be automatically converted into common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
Critical accounting policies and estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect amounts of assets and liabilities reported in the financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent accounting pronouncements
See Note 2 to the condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in our market risk exposures for the three months ended March 31, 2022, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Our Business
Our limited history of selling battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through March 31, 2022 had delivered over 850 electric transit buses. In the three months ended March 31, 2022 and 2021, we recognized $58.6 million and $54.0 million, respectively, in total revenue. In 2021, 2020 and 2019, we recognized $242.9 million, $196.9 million, and $181.3 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. In addition, certain variations of our 40-foot and 35-foot ZX5 transit buses have not yet passed the FTA federal bus testing program, which is a necessary condition to selling our buses to customers that use federal money to fund their purchases. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Apex fleet and energy management software-as-a-service platform. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.
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
We have recently introduced and, in the future may introduce, new services and products that our customers and prospective customers may not utilize to the extent we anticipate or at all. For example, Proterra Powered and Proterra Energy products and services are designed to simplify the complexities of electric vehicle energy delivery and the deployment of large electric vehicle fleets for our customers. Through these businesses, we offer to design, build, finance, operate, and maintain the energy ecosystem that we believe to be required to power commercial electric vehicles. We have made, and will continue to be required to make, significant investments to scale these businesses, but we cannot be certain that such investments will be successful or meet the needs of our customers. Moreover, even if our customers use these services, we may encounter new challenges related to the delivery of energy solutions and competition from companies that may be better positioned to provide energy management services. If we invest in services or products that are not adopted by our customers or fail to invest in new services and products that meet the needs of our customers, our business, prospects, financial condition, and operating results could be adversely affected. In addition, we have a limited history operating these businesses and providing the products and services they offer. There can be no assurances that these products and services will be accepted by our customers, or that we will effectively be able to market and sell them to existing customers, especially our transit customers who comprise the vast majority of our current revenues. Further, the limited experience we have acquired operating Proterra Transit may not prove to be applicable to Proterra Powered and Proterra Energy.
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
We may experience, and in 2021 did experience, increases in the cost of, or a sustained interruption in the supply or shortage of materials necessary for, the production, maintenance and service of our transit buses, battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Any such increase in cost, including due to inflation, supply interruption, materials shortages, or an increase in freight and logistics costs, could adversely impact our business, prospects, financial condition and operating results. Our suppliers use various materials, including aluminum, carbon fiber, lithium, cobalt, nickel, copper and neodymium. The prices and supply of these materials may fluctuate, depending on market conditions, geopolitical risks, such as the war in Ukraine and the resulting sanctions on Russia and Belarus, fluctuations in currency exchange rates, and global supply and demand for these materials, including increased production of electric transit buses and other energy storage applications by our competitors and companies in adjacent markets such as passenger cars and stationary storage. Our contracts do not all have mechanisms in place that allow us to raise prices to the end customer due to inflation or other material cost increases. If we are not able to raise our prices to our end customers, inflationary pressures and other material cost increases could, in turn, negatively impact our operating results.
Moreover, we are subject to risks and uncertainties associated with changing economic, political, and other conditions in foreign countries such as disruptions due to geopolitical turmoil, including the Russian invasion of Ukraine, and due to the ongoing COVID-19 pandemic and related global supply chain disruptions, increased import duties, tariffs, and trade restrictions. Unavailability or delay of imports from our foreign suppliers would likely cause interruptions in our supply chain. Even if we do not have suppliers in Ukraine or other countries affected by war, companies that can no longer rely on suppliers in countries affected by war may look to suppliers in other parts of the world, including the suppliers from which we source materials. Consequently, we may experience increased competition for materials, which could increase the cost to us of sourcing materials and negatively impact our ability to source parts from our current suppliers and from identifying and working with new suppliers.
Our business is dependent on reliable availability of lithium-ion cells for our battery packs. While we believe other sources of lithium-ion cells will be available for our battery packs, to date, we have only used one supplier for lithium-ion cells for the battery packs used in commercial applications for our Proterra Transit and Proterra Powered customers. Any disruption in the supply of battery cells could disrupt production of our battery systems and electric transit buses we produce until we are able to find a different supplier that can meet our specifications. Such disruption could have an adverse effect on our business, prospects, financial condition and operating results.
We expect raw material prices to remain elevated throughout 2022 due to inflation and continued global supply chain issues. While we believe our exposure to the potential increased costs is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful. Substantial increases in the prices for our materials or prices charged to us, particularly those charged by lithium-ion cell suppliers or charger hardware providers, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased sale prices on our battery systems, vehicle or charging systems. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause us to experience significant increases in freight charges and material costs. Additionally, because the negotiated price of an existing battery system, vehicle or charging system is established at the outset, we, rather than our customers, bear the economic risk of increases in the cost of materials. Moreover, any attempts to increase battery system, vehicle or charging system prices in response to increased material costs could increase the difficulty of selling our electric transit buses or battery systems at attractive prices to new and existing customers and lead to cancellations of customer orders. If we are unable to effectively manage our supply chain and respond to disruptions to our supply chain in a cost-efficient manner, we may fail to achieve the financial results we expect or that financial analysts and investors expect, and our business, prospects, financial condition and operating results may be adversely affected.
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
We temporarily suspended operations at each of our manufacturing facilities in the United States for short periods of time during 2020, and have in several periods operated at reduced capacity in our battery and bus manufacturing plants because of a shortage of available workers, quarantine restrictions and social-distancing requirements. Some of our suppliers, shippers and partners have also experienced labor shortages due to the COVID-19 pandemic, including, for example, a Michigan-based supplier of battery system components, which resulted in the delayed launch of our battery production line in City of Industry, California because of delays in receiving necessary manufacturing equipment. We have experienced delays in parts deliveries from some of our overseas suppliers related to congestion at the port of Los Angeles, California. Most recently, during the third and fourth quarters of 2021 and the first quarter of 2022, our vehicle and equipment deliveries were impacted by constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. These delays have not caused any plant shutdowns, but have caused delays in production and incremental shipping costs for air freight. Reduced operations or closures at the Bus Testing Center at Altoona, Pennsylvania, and delayed product inspections by customers, also resulted in delayed delivery and acceptances of electric transit buses. Macroeconomic conditions and changes to levels of consumer outlook and spend in the future may further adversely impact the energy product and automotive industries generally. For example, many of our customers, especially those in public transit, have postponed deliveries of our electric transit buses, and other potential customers have delayed requests for product proposals for new electric bus procurements or postponed changing infrastructure projects. If there is lower demand for public transportation in the future and a corresponding decrease in electric transit bus purchases and school bus purchases, our revenue and results of operations could be adversely affected. In addition, the COVID-19 pandemic delayed interest in commercial vehicle electrification for some school bus customers as school districts have reduced spending on capital investments and scaled back their operations generally.
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
Our principal transit customers are transit authorities that depend on government funding and programs authorized for public transportation under Title 49, Chapter 53 of the U.S. Code, and administered by the FTA, including Urbanized Area Formula Grants, Formula Grants for Rural Areas, the Capital Investment Program, and the Bus and Bus Facilities Program. The Fixing America’s Surface Transportation Act, or FAST Act, enacted in December 2015, allocated over $305 billion for highway, transit, and vehicle safety programs for the five-year period that ended on December 31, 2020. Among other programs, the FAST Act reinstated a competitive Bus and Bus Facilities Infrastructure Investment Program, which grew from $268 million in 2016 to $344 million in 2020, resulting in an 89% increase over the 2015 funding levels for buses and bus facilities. To date, a substantial majority of our customers have received funding through these FAST Act programs in order to purchase new electric transit buses. For example, in 2018, nearly 70% of transit agencies that ordered buses from us were recipients of grants through the Low or No Emission Vehicle Program. The Low or No Emission Vehicle Program has enabled public transit agencies to purchase electric transit buses when the upfront cost of the electric bus was significantly higher than legacy diesel buses and the technology was new to customers. On November 15, 2021, President Biden signed the Infrastructure and Investment Jobs Act (IIJA), also referred to as the “Bipartisan Infrastructure Law”, into law, reauthorizing surface transportation programs through the federal government’s fiscal year in 2026, increasing funding for transit focused programs and establishing additional funding opportunities for no and low emission vehicles.
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
We incurred net losses of $50.1 million in the three months ended March 31, 2022, $250.0 million in the year ended 2021, $127.0 million in the year ended 2020, $101.6 million in the year ended 2019, and we expect to incur net losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $908.3 million. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain, including advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company.
We have also experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 938 full-time employees as of March 31, 2022. We expect to hire a significant number of new employees in the near term in order to launch our battery factory in Greer, South Carolina and to support bus production. Sustaining our growth and pace of hiring and training new employees will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments.
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
Because the majority of our historical and current customers are public transit authorities who do not procure new vehicle fleets every year, the composition of customers that account for a significant portion of our revenue is likely to vary from year to year based on which customers have accepted delivery of large fleet orders with us during the applicable period. For example, two customers accounted for approximately 40% of our revenue for the quarter ended March 31, 2022 (23% and 17% respectively). Moreover, because public transit authorities tend to procure new vehicles in large batch orders, our revenue in any given quarter may be highly dependent on a single customer. For example, in the second quarter of 2020, approximately 50% of the electric transit buses we delivered were delivered to a single customer, the Port Authority of New York and New Jersey and in the fourth quarter of 2020, approximately 40% of the buses we delivered were delivered to a single customer, the City of Edmonton. Because we generally do not recognize revenue until a customer accepts delivery of our buses, the timing of the acceptance of large orders may impact our revenue recognition and create fluctuations in our revenue and other operating results. We believe that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue in any given period for the foreseeable future because we have only recently begun to deliver our buses and other products at a larger scale and we have a lengthy sales cycle and on-ramp for new customers. Our failure to diversify our customer base by adding new customers or expanding sales to our existing transit customers and our failure to add new customers and expand sales to existing customers in our Proterra Powered and Proterra Energy businesses outside of the transit industry could therefore have an adverse effect on our operating results for a particular period.
Our industry and its technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies and powertrains or improvements in the internal combustion engine may adversely affect the demand for our electric transit buses and our electric battery solutions for commercial vehicles.
The electric vehicle industry, and the electric commercial vehicle industry in particular, is relatively new and has experienced substantial change in the last several years. As more companies invest in electric vehicle and autonomous vehicle technology and alternative modes of transportation, we may be unable to keep up with technology advancements and, as a result, our competitiveness may suffer. As technologies change, we plan to spend significant resources in ongoing research and development, and to upgrade or adapt our products and services, and introduce new products and services in order to continue to provide battery systems, electrification and charging solutions, fleet and energy management software for electric transit buses, and related technologies with the latest technology, in particular battery technology. Our research and development efforts may not be sufficient or could involve substantial costs and delays and lower our return on investment for our technologies. For example, we invested substantial resources into developing a charging system solution in 2018 and then replaced that solution by entering into a new contract for supply of charging systems a few years later. Additionally, due to the impacts of COVID-19 in 2020 and 2021, we have experienced delays, which have impacted customer deliveries. Delays or missed opportunities to adopt new technologies could adversely affect our business, prospects, financial condition, and operating results.
In addition, we may not be able to compete effectively with other alternative fuel vehicles and integrate the latest technology, which may include autonomous vehicle technology, into our battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Even if we are able to keep pace with changes in technology and develop new products and services, we are subject to the risk that our prior models, products, services and designs will become obsolete more quickly than expected, resulting in unused inventory and potentially reducing our return on investment, or become increasingly difficult to service or provide replacement parts at competitive prices. For example, we incurred $1.9 million, $3.0 million and $4.9 million in inventory write-offs in 2021, 2020 and 2019, respectively, as the result of unused raw materials or adopting new technologies. Additionally, given the long sales cycle of each of our products and services, customers may delay purchases and modify or cancel existing orders in anticipation of the release of new models and technology. Moreover, developments in alternative technologies, such as advanced diesel, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may adversely affect our business and prospects in ways we do not currently anticipate. Any developments with respect to these technologies, in particular fuel cell technologies and related chemical research, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.
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
Furthermore, if we choose to expand internationally, we would likely face additional international requirements that may not be compatible with regulations that govern our business in the United States. For example, in the United States, we developed our supply chain to ensure that we comply with Buy America regulations, which govern manufactured products and rolling stock, including transit bus, procurements that are paid for, in part, with funds administered by the FTA. Buy America regulations currently require that 70% of our vehicle components by cost be manufactured in the United States, and the Made in America Office opened under the Biden-Harris administration has proposed rules which may raise this requirement further. Buy America regulations have the effect of rendering the cost of our supply chain more expensive when compared with our competitors. As we began selling buses to airports, we had to modify our operations to comply with the Buy American requirements under the FAA rules, which differ from the Buy America requirements under the FTA rules. In June 2018, we received our first order from a Canadian transit authority, and as a result, we need to comply with Canadian Content requirements, which will require sourcing components from Canadian suppliers or assembly of components in Canada. These regulations may increase the costs of doing business and add operational challenges.
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
The FTA mandates that new transit bus models must undergo testing at its testing facility in Altoona, Pennsylvania and meet certain performance standards set by the FTA’s Model Bus Testing Program, known as “Altoona Testing,” in order to be eligible to receive federal funding. There is only one facility approved for testing by the FTA and in the past, we have experienced delays of several months before receiving regulatory approval to test our buses at Altoona, as well as delays in the actual testing at Altoona. The COVID-19 pandemic resulted in a shut-down of the Altoona facility in 2020 and there can be no assurances that the facility will not be shut down again due to the COVID-19 pandemic or otherwise.

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
Our future success depends on the continuing efforts of our key employees and on our ability to hire, retain, and motivate additional key employees and scale our workforce.
Our future success depends upon the continuing services of our key employees and on our ability to attract and retain members of our management team and other highly skilled employees, including battery and high voltage systems engineers, electric powertrain designers and engineers, vehicle systems and integration engineers, supply chain and quality control employees, sales personnel, service personnel, and software engineers, and manufacturing talent. In our key areas of operations, including California, there is increasing competition for individuals with skill sets needed for our business, including specialized knowledge of batteries, electric vehicles, software engineering, and manufacturing engineering and quality control. This competition affects both our ability to retain key employees and hire new ones. Moreover, none of our key employees has an employment agreement for a specific term and any of our employees may terminate his or her employment with us at any time. Our continued success depends upon our continued ability to retain current employees and hire new employees in a timely manner, especially to support our expansion plans and to continue to ramp up our suite of offerings related to commercial vehicle electrification. Additionally, we compete for talent with both large and established companies that have far greater financial resources than we do and start-ups and emerging companies that may promise more attractive growth opportunities.
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
We also maintain information technology measures designed to protect us against system security risks, data breaches, and cyber-attacks. Cyber-attacks could include denial-of-service attacks impacting customer service availability and reliability, the exploitation of software vulnerabilities in internet facing applications, social engineering of system administrators (for example, tricking company employees into releasing control of their systems to a hacker), or the introduction of computer viruses or malware into our systems to steal confidential or proprietary data. In 2020, we were the victim of a successful social engineering attack that resulted in the diversion of significant funds the Company intended to pay a supplier to a fraudulent account. In the third quarter of 2021, human error also resulted in a server for our APEX platform being accessible to the public for a short period of time, allowing unauthorized access to telematics data and, resulting in the deletion of a limited amount data used by employees and customers for report functionality. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our funds, intellectual property and data. In addition, we are vulnerable to unintentional errors or malicious actions by persons who have authorized access to our systems but exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our technology services. The steps we take to increase the reliability, integrity, and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third-party partners’ and vendors’ technology. Operational errors or failures or successful cyber-attacks could compromise our proprietary information, the quality of our services, and our ability to perform for our customers, resulting in damage to our reputation, which could have an adverse effect on our business, prospects, financial condition, and operating results. In addition, these events could increase the risk of claims alleging that we do not comply with applicable laws and regulations, subjecting us to potential liability and regulatory penalties under privacy laws protecting personal information.
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
Our production employees in our City of Industry facility are represented by a union and we are party to a collective bargaining agreement that expires in May 2024. Our other employees are not represented by a union, though it is common throughout the commercial vehicle industry for employees to belong to a union, and if more of our employees decide to join or form a labor union, we may become party to additional collective bargaining agreements, which could result in higher employee costs, higher administrative and legal costs, and increased risk of work stoppages. It is also possible that a union seeking to organize our facilities may mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Effective December 31, 2021, we are a large accelerated filer based on the assessment of our public float as of June 30, 2021. We have excluded management’s report on our internal control over financial reporting in our annual report on Form 10-K for the year ended December 31, 2021, based on certain compliance and disclosure interpretations of the SEC. However, we will be required to provide an annual management report on the effectiveness of our internal controls over financial reporting in our subsequent annual reports on Form 10-K, as we are not eligible to rely on those compliance and disclosure interpretations. Additionally, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in subsequent annual reports on Form 10-K. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.
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
We continue to examine the impact the TCJA and CARES Act may have on our business. The TCJA is a far- reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. For example, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize these expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the United States, ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods.
In response to the COVID-19 pandemic, California’s Legislature passed Assembly Bill 85 (“A.B. 85”), which suspends the use of net operating losses for tax years beginning in 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more before an application of net operating loss. A.B. 85 includes an extended carryover period for the suspended net operating losses with an additional year carryforward for each year of suspension. A.B. 85 also limits the utilization of business incentive tax credits for taxable years 2020, 2021, and 2022, requiring that taxpayers can only claim a maximum of $5.0 million in tax credit on an aggregate basis. On February 9, 2022, Governor Gavin Newsom signed Senate Bill 113 (“SB 113”). SB 113 restores the use of California net operating losses and eliminates the $5 million annual business credit limit of A.B. 85 for tax years beginning on or after January 1, 2022.
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
•the volume of shares of our common stock available for public sale, including as a result of the conversion of the Convertible Notes into shares of our common stock; and
•general economic and political conditions such as recessions, changes in interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks, geopolitical conflicts (including the current conflict in Ukraine), and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.
Future resale of our common stock may cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We had outstanding 222,703,318 shares of common stock as of March 31, 2022. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 125,389,111 shares of common stock, which registration statement has been declared effective by the SEC. In addition, beginning on June 17, 2022, Rule 144 will become available for the resale of any shares that are restricted or control securities, subject to volume and other restrictions as applicable under Rule 144. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our common stock could decline.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
On September 25, 2020, ArcLight completed its initial public offering of 25,000,000 units, plus an additional 2,750,000 units subsequently issued upon partial exercise of the underwriters’ over-allotment option, at a price of $10.00 per unit generating gross proceeds of $277,500,000 before underwriting discounts and expenses. Each unit consisted of one Class A ordinary share and one-half of one public warrant. Each whole public warrant entitled the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to certain adjustments. The units sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-248625). The registration statement became effective on September 22, 2020.
Simultaneous with the closing of ArcLight’s initial public offering, ArcLight completed the private placement of 7,550,000 private placement warrants at a price of $1.00 per private placement warrant to the Sponsor. The private placement warrants sold to the Sponsor were substantially identical to the public warrants forming a part of the warrants sold in the initial public offering of ArcLight, except that, if held by the Sponsor or its permitted transferees, they (i) were permitted to be exercised for cash or on a cashless basis, (ii) were not subject to being called for redemption and (iii) were, subject to certain limited exceptions, subject to transfer restrictions until 30 days following the consummation of the Business Combination.
ArcLight incurred approximately $15.9 million in offering costs for its initial public offering including approximately $8.8 million of deferred underwriting fees and approximately $1.5 million in additional offering costs related to the partial exercise of the underwriters’ over-allotment option. Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, a total of $250.0 million was deposited into the trust account for the purpose of effecting an initial business combination. As of May 4, 2021, the record date for the extraordinary general meeting of shareholders related of the Business Combination, there was approximately $277.6 million held in the trust account. After deducting payments to existing ArcLight shareholders of $155,772.59 in connection with their exercise of redemption rights, the remainder of the approximately $277.4 million held in the trust account is now held on our balance sheet to fund our operations and continued growth.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC

Date: May 6, 2022	By:	/s/ Karina F. Padilla
Karina F. Padilla
Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial and Accounting Officer)