Form 10-Q
period 2022-06-30
Proterra Inc
filed 2022-08-03
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The registrant had outstanding 225.1 million shares of common stock as of July 29, 2022.

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
•“initial public offering” means ArcLight’s initial public offering that was consummated on September 25, 2020;
•“Legacy Proterra” means Proterra Inc, a Delaware corporation, prior to the consummation of the Business Combination;
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
•the ability to maintain the listing of our common stock on the Nasdaq Global Select Market (“Nasdaq”), and the potential liquidity and trading of our common stock;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations;
•expectations regarding corporate, state, federal and international mandates/commitments;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors, and our ability to attract and retain key personnel;
•the anticipated success of our most recent business expansion with Proterra Powered and Proterra Energy, and our ability to attract the customers and business partners we expect;
•forecasts regarding long-term end-customer adoption rates and demand for our products in markets that are new and rapidly evolving and our ability to meet demand for our products;
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

•our dependence on our business suppliers, particularly as we build out new facilities;
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
•cyber-attacks and security vulnerabilities; and

•the effect of the COVID-19 pandemic, macroeconomic conditions, such as rising inflation rates, uncertain credit and global financial markets and supply chain disruptions, and geopolitical events, such as the conflict between Russia and Ukraine and related sanctions, on the foregoing.
These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the Securities and Exchange Commission (the “SEC”). Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or similar transactions.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see Part II, Item 1A. titled “Risk Factors.”
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
•Because many of the markets in which we compete are new and rapidly evolving, including possible consolidation of industry players, it is difficult to forecast long-term end-customer adoption rates and demand for our products, and our ability to meet demand for our products.
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
•We have a long sales, production, and technology development cycle for new public transit customers, which may create fluctuations in whether and when revenue is recognized and may have an adverse effect on our business.
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
•We are competing for the business of both small and large transit agencies, which place different demands on our business, and if we do not build an organization that can serve both types of transit customers by scaling our internal resources to meet varying customer needs, our business, prospects, financial condition and operating results may be harmed.
•Our business is subject to substantial regulations and compliance programs, which are evolving, and unfavorable changes or failure by us to comply with these regulations and compliance programs could have an adverse effect on our business.
•The use of lithium-ion cells may become disfavored as a result of the availability, or perceived superiority of, other types of batteries or yet undeveloped or unknown technologies.
•Our business could be adversely affected from an accident or safety incident involving our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses or defaults in the materials or workmanship of our composite bus bodies or other components.
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

Part I. Financial Information
Item 1. Financial Statements
PROTERRA INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents	$52,722	$170,039
Accounts receivable, net	82,682	81,644
Short-term investments	470,490	490,967
Inventory	149,050	114,556
Prepaid expenses and other current assets	17,015	15,300
Deferred cost of goods sold	3,956	1,816
Restricted cash, current	12,105	12,105
Total current assets	788,020	886,427
Property, plant, and equipment, net	82,204	62,246
Operating lease right-of-use assets	25,745	24,282
Restricted cash, non-current	460	460
Long-term inventory prepayment	10,000	—
Other assets	10,261	8,472
Total assets	$916,690	$981,887
Liabilities and Stockholders’ Equity:
Accounts payable	$55,816	$53,404
Accrued liabilities	20,286	20,634
Deferred revenue, current	13,536	13,821
Operating lease liabilities, current	6,618	4,084
Total current liabilities	96,256	91,943
Debt, non-current	111,457	110,999
Deferred revenue, non-current	26,836	22,585
Operating lease liabilities, non-current	20,264	20,963
Other long-term liabilities	15,427	15,245
Total liabilities	270,240	261,735
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000 shares authorized and 224,979 shares issued and outstanding as of June 30, 2022 (unaudited); 500,000 shares authorized and 221,960 shares issued and outstanding as of December 31, 2021	22	22
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of June 30, 2022 (unaudited); 10,000 shares authorized, zero shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	1,599,246	1,578,943
Accumulated deficit	(950,124)	(858,225)
Accumulated other comprehensive loss	(2,694)	(588)
Total stockholders’ equity	646,450	720,152
Total liabilities and stockholders’ equity	$916,690	$981,887
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$70,256	$56,072	$124,427	$107,494
Parts and other service revenue	4,308	2,430	8,718	5,014
Total revenue	74,564	58,502	133,145	112,508
Product cost of goods sold	69,109	54,948	126,335	105,479
Parts and other service cost of goods sold	4,900	2,241	9,258	4,845
Total cost of goods sold	74,009	57,189	135,593	110,324
Gross profit (loss)	555	1,313	(2,448)	2,184
Research and development	14,904	10,315	26,706	20,015
Selling, general and administrative	31,705	20,744	60,092	39,204
Total operating expenses	46,609	31,059	86,798	59,219
Loss from operations	(46,054)	(29,746)	(89,246)	(57,035)
Interest expense, net	6,951	29,129	13,830	37,926
Gain on debt extinguishment	(10,201)	—	(10,201)	—
Loss on valuation of derivative and warrant liabilities	—	129,789	—	146,110
Other expense (income), net	(983)	363	(976)	118
Loss before income taxes	(41,821)	(189,027)	(91,899)	(241,189)
Provision for income taxes	—	—	—	—
Net loss	$(41,821)	$(189,027)	$(91,899)	$(241,189)
Net income (loss) per share of common stock:
Basic	$(0.19)	$(4.24)	$(0.41)	$(9.49)
Diluted	$(0.38)	$(4.24)	$(0.56)	$(9.49)
Weighted average shares used in per share computation:
Basic	223,745	44,571	223,015	25,403
Diluted	248,876	44,571	247,870	25,403
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(41,821)	$(189,027)	$(91,899)	$(241,189)
Other comprehensive loss, net of taxes:
Available-for-sales securities:
Unrealized losses on available-for-sale securities	(465)	—	(2,106)	—
Other comprehensive loss, net of taxes	(465)	—	(2,106)	—
Total comprehensive loss, net of taxes	$(42,286)	$(189,027)	$(94,005)	$(241,189)
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Three Months Ended June 30, 2022	Shares	Amount	Shares	Amount
Balance, March 31, 2022	—	$—	222,703	$22	$1,585,418	$(908,303)	$(2,229)	$674,908
Stock issuance for exercise of stock options, net of costs	—	—	1,951	—	6,011	—	—	6,011
Stock issuance for employee stock purchase plan	—	—	325	—	1,502	—	—	1,502
Stock-based compensation	—	—	—	—	6,315	—	—	6,315
Net loss	—	—	—	—	—	(41,821)	—	(41,821)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(465)	(465)
Balance, June 30, 2022	—	$—	224,979	$22	$1,599,246	$(950,124)	$(2,694)	$646,450

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount
Balance, March 31, 2021	115,136	$13	6,244	$1	$687,692	$(660,381)	$—	$27,325
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(115,136)	(13)	115,576	11	2	—	—	—
Conversion of Convertible Notes into common stock	—	—	7,424	1	48,780	—	—	48,781
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	76,172	8	502,419	—	—	502,427
Issuance of stock upon exercise of options and warrants, net of costs	—	—	2,205	—	1,778	—	—	1,778
Reclassification of derivative liability upon the reverse recapitalization	—	—	—	—	182,554	—	—	182,554
Reclassification of Legacy Proterra warrant liability upon the reverse recapitalization	—	—	—	—	87,016	—	—	87,016
Stock-based compensation	—	—	—	—	5,090	—	—	5,090
Net loss	—	—	—	—	—	(189,027)	—	(189,027)
Balance, June 30, 2021	—	$—	207,621	$21	$1,515,331	$(849,408)	$—	$665,944

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount
Balance, December 31, 2021 (Note 1)	—	$—	221,960	$22	$1,578,943	$(858,225)	$(588)	$720,152
Stock issuance for exercise of stock options, net of costs	—	—	2,694	—	7,844	—	—	7,844
Stock issuance for employee stock purchase plan	—	—	325	—	1,502	—	—	1,502
Stock-based compensation	—	—	—	—	10,957	—	—	10,957
Net loss	—	—	—	—	—	(91,899)	—	(91,899)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(2,106)	(2,106)
Balance, June 30, 2022	—	$—	224,979	$22	$1,599,246	$(950,124)	$(2,694)	$646,450

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2021	Shares	Amount	Shares	Amount
Balance, December 31, 2020 (Note 1)	115,136	$13	5,678	$1	$682,671	$(608,219)	$—	$74,466
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(115,136)	(13)	115,576	11	2	—	—	—
Conversion of Convertible Notes into common stock	—	—	7,424	1	48,780	—	—	48,781
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	76,172	8	502,419	—	—	502,427
Issuance of stock upon exercise of options and warrants, net of costs	—	—	2,771	—	3,802	—	—	3,802
Reclassification of derivative liability upon the reverse recapitalization	—	—	—	—	182,554	—	—	182,554
Reclassification of Legacy Proterra warrant liability upon the reverse recapitalization	—	—	—	—	87,016	—	—	87,016
Stock-based compensation	—	—	—	—	8,087	—	—	8,087
Net loss	—	—	—	—	—	(241,189)	—	(241,189)
Balance, June 30, 2021	—	$—	207,621	$21	$1,515,331	$(849,408)	$—	$665,944
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(91,899)	$(241,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,672	7,737
Stock-based compensation	10,957	8,087
Amortization of debt discount and issuance costs	6,833	28,346
Accretion of debt end of term charge and PIK interest	3,665	4,564
Gain on debt extinguishment	(10,007)	—
Loss on valuation of derivative and warrant liabilities	—	146,110
Others	53	521
Changes in operating assets and liabilities:
Accounts receivable	(1,026)	(13,325)
Inventory	(33,979)	(2,582)
Prepaid expenses and other current assets	(1,792)	(1,500)
Deferred cost of goods sold	(2,139)	878
Operating lease right-of-use assets and liabilities	372	(55)
Other assets	(11,830)	(984)
Accounts payable and accrued liabilities	3,259	11,397
Deferred revenue, current and non-current	3,966	4,161
Other non-current liabilities	197	949
Net cash used in operating activities	(116,698)	(46,885)
Cash flows from investing activities:
Purchase of investments	(297,672)	(137,087)
Proceeds from maturities of investments	316,000	79,000
Purchase of property and equipment	(27,577)	(5,321)
Net cash used in investing activities	(9,249)	(63,408)
Cash flows from financing activities:
Proceeds from reverse recapitalization, net of transaction costs	—	646,441
Repayment of debt and prepayment penalty	—	(17,083)
Repayment of finance obligation	(16)	(242)
Proceeds from (repayment of) government grants	(700)	1,079
Proceeds from exercise of stock options	7,844	3,802
Proceeds from employee stock purchase plan	1,502	—
Net cash provided by financing activities	8,630	633,997
Net increase (decrease) in cash and cash equivalents, and restricted cash	(117,317)	523,704
Cash and cash equivalents, and restricted cash at the beginning of period	182,604	123,697
Cash and cash equivalents, and restricted cash at the end of period	$65,287	$647,401
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,155	$4,853
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Assets acquired through accounts payable and accrued liabilities	$4,545	$947
Non-cash transfer of assets to inventory	515	465
Reclassification of Convertible Notes warrants liability upon exercise	—	17,696
Conversion of Convertible Notes into common stock	—	48,607
Reclassification of remaining Convertible Notes warrants liability upon the reverse recapitalization	—	69,320
Reclassification of derivative liability upon the reverse recapitalization	—	182,554
Conversion of convertible preferred stock into common stock	—	627,315
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
The Merger was accounted for as a reverse merger and a recapitalization with Legacy Proterra being the accounting acquirer. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements of Proterra represents the accounts of Legacy Proterra and its wholly owned subsidiaries as if Legacy Proterra is the predecessor to Proterra. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.8925 shares of Legacy Proterra common stock for 1 share of Proterra common stock) (the “Exchange Ratio”). Unless otherwise specified or unless the context otherwise requires, references in these notes to the “Company,” “we,” “us,” or “our” refer to Legacy Proterra prior to the Business Combination and to Proterra following the Business Combination.
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
The Company has incurred net losses and negative cash flows from operations since inception. As of June 30, 2022, the Company has an accumulated deficit of $950.1 million. The Company has $523.2 million of cash and cash equivalents and short-term investments as of June 30, 2022. The Company has funded operations primarily through a combination of equity and debt financing. Management believes that the Company’s currently available resources will be sufficient to fund its cash requirements for at least the next twelve months. However, there can be no assurance that future financings will be successfully completed or completed on terms acceptable to the Company. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and the related notes incorporated by referenced in the Company’s Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 14, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2021 and 2020 was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2022 and the results of operations and cash flows for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in the Annual Report.
The Company has not experienced any significant impact to estimates or assumptions as a result of the COVID-19 pandemic. However, the Company’s financial results have been impacted by ongoing constraints and inefficiencies in production largely driven by shortages of component parts and shipment delays, and workforce absences due to illness or quarantines during the pandemic experienced by the Company or its suppliers. The Company will continue to monitor impacts of the COVID-19 pandemic on an ongoing basis. While the COVID-19 pandemic has not had a material adverse impact on the Company’s financial condition and results of operations to date, the gravity of the impact of the COVID-19 pandemic and related macroeconomic and geopolitical conditions on the Company’s future operational and financial performance will depend on certain developments, including the duration of the pandemic and spread of COVID-19 (including the variant strains of the virus), the impact on the Company’s customers and the effect on the Company’s suppliers, all of which are uncertain and cannot be predicted.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segments
The Company operates in the United States and has sales to the European Union, Canada, United Kingdom, Australia, Japan and Turkey. Revenue disaggregated by geography, based on the addresses of the Company’s customers, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$61,673	$51,921	$113,640	$104,490
Rest of World	12,891	6,581	19,505	8,018
	74,564	58,502	$133,145	$112,508
The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented at the entity level. Accordingly, the Company has determined that it has a single reportable segment.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of June 30, 2022 and December 31, 2021.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at one financial institution as of June 30, 2022, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
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

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Number of customers accounted for 10% or more*	2	1	2	2	2	1
__________________
*No individual customer accounted for more than 20% of the Company’s revenue for the three and six months ended June 30, 2022 and 2021, or accounts receivable as of June 30, 2022 and December 31, 2021.
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
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. No impairment charge was recognized in the three and six months ended June 30, 2022 and 2021.
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
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2021	$36,406
Revenue recognized from beginning balance during the six months ended June 30, 2022	(8,624)
Deferred revenue added during the six months ended June 30, 2022	12,590
Deferred revenue as of June 30, 2022	$40,372
The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Revenue Recognition
The Company derives revenue primarily from the sale of vehicles and charging systems, the installation of charging systems, the sale of battery systems and powertrain components to other vehicle manufacturers, as well

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, battery systems and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Leasing revenue recognized over time was approximately $0.3 million and $0.5 million in the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $1.1 million in the six months ended June 30, 2022 and 2021, respectively. Parts and other service revenue includes revenue earned from spare parts, the design and development of battery systems and powertrain systems for other vehicle manufacturers, and extended warranties.
The Company recognizes revenue when or as it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue from product sales is recognized when control of the underlying performance obligations is transferred to the customer. Revenue from sales of vehicles is typically recognized upon delivery when the Company can objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery. In cases, where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue is recognized upon acceptance by the customer. Revenue from sales of charging systems is recognized at a point in time, generally upon acceptance by the customer or commissioning. Under certain contract arrangements, the control of the performance obligations related to the charging systems is transferred over time, and the associated revenue is recognized over the installation period using an input measure based on costs incurred to date relative to total estimated costs to completion. Spare parts revenue is recognized upon shipment. Extended warranty revenue is recognized over the life of the extended warranty using the time elapsed method. Development service contracts typically include the delivery of prototype products to customers. The performance obligation associated with the development of prototype products as well as battery systems and powertrain components to other vehicle manufacturers, is satisfied at a point in time, typically upon shipping.
Revenue derived from performance obligations satisfied over time from charging systems and installation was zero and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.1 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively. Extended warranty revenue was $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022 and December 31, 2021, the contract assets balance was $2.8 million and $1.3 million, respectively. The contract assets are expected to be billed within the next twelve months and are recorded in prepaid expenses and other current assets on the Company’s balance sheets.
As of June 30, 2022, the amount of remaining performance obligations that have not been recognized as revenue was $408.6 million, of which 80% were expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The revenue of business units are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proterra Transit	$50,819	$47,808	$86,200	$90,012
Proterra Powered & Energy	23,745	10,694	46,945	22,496
Total	$74,564	$58,502	$133,145	$112,508
Product Warranties
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

Six Months Ended June 30, 2022
Warranty reserve - beginning of period	$23,274
Warranty costs incurred	(4,445)
Net changes in liability for pre-existing warranties, including expirations	(2,499)
Provision for warranty	7,039
Warranty reserve - end of period	$23,369
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
The following transactions occurred upon the Closing:
•each share of outstanding Legacy Proterra convertible preferred stock was converted into shares of Proterra common stock in accordance with the applicable conversion ratio immediately prior to the effective time, and each share of Legacy Proterra common stock (including shares issued upon conversion of Legacy Proterra convertible preferred stock and warrants net exercised upon Closing) was converted into shares of common stock after giving effect to the Exchange Ratio of 0.8925 and resulting in the issuance of 123,752,882 shares of common stock;
•certain holders of Convertible Notes (as defined in Note 6 “Debt”) with an original aggregate principal amounts of $46.5 million elected to convert their outstanding Convertible Notes balances including

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
•15,172 public shares were redeemed by ArcLight shareholders, and an aggregate of $0.2 million was paid from the trust account to these redeeming holders; and each ArcLight Class A and Class B ordinary share was converted into the right to receive one share of Proterra’s common stock resulting in the issuance of 34,671,900 shares of common stock;
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
Upon the occurrence of any of the following events during the first five years following the Closing (“earnout period”), up to an additional 22,809,500 shares of Proterra common stock (the “Earnout Stock”) may be issued to former holders of Legacy Proterra convertible preferred stock, common stock, warrants, vested options and Convertible Notes as of immediately prior to the Closing, as follows:
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to a letter agreement with ArcLight CTC Holdings, L.P. (the “Sponsor”), 10% of the Proterra common stock received by the Sponsor upon consummation of the Merger in exchange for its outstanding ArcLight Class B ordinary shares, excluding 140,000 shares owned by the ArcLight board of directors (the “ArcLight Board”), was subject to vesting and forfeiture (the “Sponsor Earnout Stock”). Such shares of Sponsor Earnout Stock would vest if over any 20 trading days within any 30 trading day period during the five-year earnout period, the VWAP of the Proterra common stock was greater than or equal to $15.00 per share or there occurred any transaction resulting in a change in control with a valuation of the Proterra common stock that is greater than or equal to $15.00 per share.
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
The number of shares of Proterra common stock issued immediately following the consummation of the Merger was (in thousands):

Shares
ArcLight Class A ordinary shares, outstanding prior to Merger	27,750
Less redemption of ArcLight shares	(15)
Sponsor	6,257
Sponsor Earnout Stock	680
Common stock of ArcLight	34,672
PIPE Investors	41,500
Legacy Proterra shares	131,176
Total shares of common stock immediately after Merger	207,348
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Legacy Proterra initially designated a majority of the board of directors of Proterra (the “Board”);
•Legacy Proterra’s management comprised the management of Proterra;
•Legacy Proterra comprised the ongoing operations of Proterra;
•Legacy Proterra was the larger entity based on historical revenues and business operations; and
•Proterra assumed Legacy Proterra’s name.
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
The Company received aggregate cash proceeds of $649.3 million at the Closing, net of $13.8 million of PIPE Financing fees, $18.5 million of other transaction costs paid at Closing, $9.7 million of ArcLight IPO deferred underwriting fees payable, $1.3 million of other ArcLight’s accrued expenses, and $0.1 million of ArcLight’s related party payable. The unbilled ArcLight expenses incurred prior to the Closing were paid from the cash proceeds received by the Company. The transaction costs including advisory, legal and other professional services directly related to the Merger were recorded in the additional paid-in capital in the balance sheet to offset against proceeds. The deferred transaction costs of approximately $2.9 million paid by the Company prior to the Closing were recorded to the additional paid-in capital and classified as financing activities in the consolidated statement of cash flow for the six months ended June 30, 2021.
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
Financial assets measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

	Pricing Category	Fair Value at
		June 30, 2022	December 31, 2021
Assets:
Cash equivalents and marketable securities:
Money market funds	Level 1	$47,250	$102,978
U.S. Treasury securities	Level 1	—	49,996
Short-term investments:
U.S. Treasury securities	Level 1	470,490	330,053
Corporate debt securities	Level 2	—	160,914
Total		$517,740	$643,941

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of cash equivalents and marketable securities as of June 30, 2022 (in thousands):

	Amortized Cost	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$47,250	$—	$47,250
Short-term investments:
U.S. Treasury securities	473,184	(2,694)	470,490
Total	$520,434	$(2,694)	$517,740
As of June 30, 2022, the contractual maturities of the short-term investments were less than one year.
The following is a summary of cash equivalents and marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$102,978	$—	$102,978
U.S. Treasury securities	49,996	—	49,996
Short-term investments:
U.S. Treasury securities	330,618	(565)	330,053
Corporate debt securities	160,937	(23)	160,914
Total	$644,529	$(588)	$643,941
The unrealized losses as of June 30, 2022 and December 31, 2021 were primarily related to U.S. Treasury securities with original maturities longer than one year due to recent changes in interest rates and are considered temporary in nature.
The fair value of the Convertible Notes was $215.3 million as of June 30, 2022. The carrying value of the Convertible Notes of $111.5 million, net of $55.5 million unamortized debt discount and issuance costs, as of June 30, 2022, was recorded in Debt, non-current on the balance sheets.

5.    Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$5,472	$17,065
Cash equivalents	47,250	152,974
Total cash and cash equivalents	$52,722	$170,039
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of such amounts shown on the statements of cash flows. The restricted cash is

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
primarily collateral for performance bonds issued to certain customers. The collateral is provided in the form of a cash deposit to either support the bond directly or to collateralize a letter of credit that supports the performance bonds.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$52,722	$170,039
Restricted cash, current portion	12,105	12,105
Restricted cash, net of current portion	460	460
Total restricted cash	12,565	12,565
Total cash and cash equivalents, and restricted cash	$65,287	$182,604
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$85,507	$65,225
Work in progress	31,284	25,062
Finished goods	25,248	18,269
Service parts	7,011	6,000
Total inventories	$149,050	$114,556
The write-down of excess or obsolete inventories to cost of goods sold was immaterial for the three and six months ended June 30, 2022, and $0.2 million and $0.7 million for the three and six months ended June 30, 2021, respectively.
Property, plant, and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer hardware	$5,273	$5,195
Computer software	9,688	9,561
Internally used vehicles and charging systems	13,920	16,459
Leased vehicles and batteries	5,142	6,863
Leasehold improvements	10,656	10,516
Machinery and equipment	28,522	28,302
Office furniture and equipment	1,906	1,861
Tooling	22,194	21,726
Finance lease right-of-use assets	179	179
Construction in progress	45,771	20,243
	143,251	120,905
Less: Accumulated depreciation and amortization	(61,047)	(58,659)
Total	$82,204	$62,246
Construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date, and mainly related to the equipment and facility build out at Greer, South Carolina.
For the three and six months ended June 30, 2022, depreciation and amortization expense were $3.3 million and $6.7 million, respectively. For the three and six months ended June 30, 2021, depreciation and amortization expense were $4.0 million and $7.7 million, respectively.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and related expenses	$8,342	$8,069
Accrued sales and use tax	1,396	885
Warranty reserve	8,014	8,116
Accrued audit and accounting related expenses	824	783
Accrued charger installation costs	376	579
Other accrued expenses	1,334	2,202
Total	$20,286	$20,634
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Warranty reserve	$15,355	$15,158
Finance lease liabilities, non-current	72	87
Total	$15,427	$15,245

6.    Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
PPP loan	$—	$10,000
Convertible Notes	111,457	100,999
Total debt	111,457	110,999
Less debt, current	—	—
Debt, non-current	$111,457	$110,999
Senior Credit Facility
In May 2019, the Company entered into a Loan, Guaranty and Security Agreement for a senior secured asset-based lending facility (the “Senior Credit Facility”) with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $20.0 million letter of credit sub-line as of June 30, 2022. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
addition, the Senior Credit Facility requires the Company to maintain a fixed charge coverage ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.
There was no outstanding balance for borrowings under this Senior Credit Facility as of June 30, 2022 and December 31, 2021. There was an aggregate of $15.2 million in letters of credit outstanding as of June 30, 2022.
Small Business Administration Loan
In May 2020, the Company received Small Business Administration (the “SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (“the PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note with an original maturity in May 2022, and was extended to May 2025 based on the SBA’s interim final rule. The interest rate was 1.0% per annum.
In May 2022, the SBA approved the Company’s PPP loan forgiveness application, and the PPP loan of $10.0 million was forgiven in full and the previously paid interest of approximately $0.2 million was refunded. A total of $10.2 million was recorded as gain on debt extinguishment in the Company’s consolidated statements of operations.
Convertible Notes
In August 2020, the Company entered into a Note Purchase Agreement for Secured Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes had an aggregate principal amount of $200.0 million, with cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end. The Convertible Notes will mature in August 2025, and the Company may not make prepayment unless approved by the required holders of the Convertible Notes.
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
In connection with the issuance of the Convertible Notes, the Company issued warrants to the holders of Convertible Notes to purchase 4.6 million shares of Company stock at an exercise price of $0.02 per share. The warrants are freestanding financial instruments and, prior to the Closing, were classified as a liability due to the possibility that they could become exercisable into Legacy Proterra convertible preferred stock. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is Proterra common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity. The warrant liability of $29.0 million was initially measured

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
at fair value on its issuance date and recorded as a debt discount and amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The warrant liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon any exercise of the warrants to common stock, the carrying amount of the warrant liability is reclassified to stockholders’ equity.
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
On June 14, 2021, certain Convertible Note holders with an original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing. An aggregate of $48.8 million principal and interest was reclassified to additional paid-in capital, and $21.0 million of remaining related debt issuance costs were expensed to interest expense.
The outstanding Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
The amortization expense of debt discount and issuance costs were $3.5 million and $6.8 million for the three and six months ended June 30, 2022, respectively. The amortization expense of debt discount and issuance costs were $24.6 million and $28.3 million for the three and six months ended June 30, 2021, respectively.
The Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal	$153,500	$153,500
PIK interest	13,491	9,826
Total principal	166,991	163,326
Less debt discount and issuance costs	(55,534)	(62,327)
Total Convertible Notes	$111,457	$100,999
As of June 30, 2022, the contractual future principal repayments of the total debt were as follows (in thousands):

2022	$—
2025 (1)	166,991
Total debt	$166,991
__________________
(1)Including PIK interest added to principal balance through June 30, 2022.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Leases
As a Lessor
The net investment in leases were as follows (in thousands):

	June 30, 2022	December 31, 2021
Net investment in leases, current	$411	$411
Net investment in leases, non-current	7,323	5,179
Total net investment in leases	$7,734	$5,590
Interest income from accretion of net investment in lease was not material in the three and six months ended June 30, 2022 or 2021.
Future minimum payments receivable from operating and sales-type leases as of June 30, 2022 for each of the next five years were as follows:

	Operating leases	Sales-type leases
Remainder of 2022	$384	$198
2023	384	469
2024	—	730
2025	—	1,248
2026	—	1,248
Thereafter	—	4,623
Total minimum lease payments	$768	$8,516
As a Lessee
The Company leases its office and manufacturing facilities in Burlingame, California, Greenville and Greer, South Carolina, City of Industry, California, and Rochester Hills, Michigan under operating lease agreements with various expiration dates from 2023 through 2033.
The Company had no material capital leases as of June 30, 2022.
Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Remainder of 2022	$3,971
2023	6,893
2024	4,224
2025	3,487
2026	2,615
Thereafter	12,096
Total undiscounted lease payment	33,286
Less: imputed interest	(6,404)
Total operating lease liabilities	$26,882
Operating lease expense was $1.9 million and $3.5 million for the three and six months ended June 30, 2022, respectively. Operating lease expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively.
Short-term and variable lease expenses for the six months ended June 30, 2022 and 2021 were not material.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(2,916)	$(2,020)
Operating lease right-of-use assets and liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$25,745	$24,282
Operating lease liabilities, current	6,618	4,084
Operating lease liabilities, non-current	20,264	20,963
Total operating lease liabilities	$26,882	$25,047
The weighted average remaining lease term and discount rate of operating leases were 6.6 years and 5.7%, respectively, as of June 30, 2022. The weighted average remaining lease term and discount rate of operating leases were 7.6 years and 5.8%, respectively, as of December 31, 2021.
As of June 30, 2022, the Company had no significant additional operating leases and finance leases that have not yet commenced.
8.    Commitments and Contingencies
Purchase Commitments
As of June 30, 2022, the Company had outstanding inventory and other purchase commitments of $2.3 billion. Most of the commitments relate to the expected purchase of cylindrical cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028. The terms of the agreement require the Company to make certain prepayments that vary in size and are made as milestones are met on the construction of the US facility. As of June 30, 2022, the Company has made a $10.0 million prepayment, which was recorded as the long-term inventory prepayment on the consolidated balance sheets. We expect our next prepayment to be made within the next six to twelve months. The prepayments will be recouped by the Company by offsetting a predetermined amount per unit on cells purchased from LG Energy Solution.
Letters of Credit
As of June 30, 2022, the Company had letters of credit outstanding totaling $15.3 million.
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
As of June 30, 2022 and December 31, 2021, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Stockholders’ Equity
On June 14, 2021, the Merger was consummated and, following the Closing, the Company is authorized to issue 510,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consist of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 30, 2022, 224,979,308 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.
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
As of June 30, 2022, the Company had reserved shares of common stock for issuance as follows (in thousands):

2010 Equity Incentive Plan	17,610
2021 Equity Incentive Plan	20,471
2021 Employee Stock Purchase Plan	3,524
Warrants	1
Earnout Stock	18,009
Convertible notes	26,316
Total	85,931
10.    Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
In 2010, Legacy Proterra adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units. Upon Closing, the then outstanding options under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, such options continue to be subject to the terms of the 2010 Plan and applicable award agreements; however, no further awards can be granted under the 2010 Plan. As of June 30, 2022, options to purchase 17,609,618 shares of common stock remained outstanding under the 2010 Plan.
2021 Equity Incentive Plan
The 2021 Plan was adopted by the ArcLight Board prior to the Closing, approved by ArcLight’s shareholders on June 11, 2021, and became effective upon the Closing Date. The Equity Incentive Plan allows the Company to grant awards of stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards, and stock bonus awards to officers, employees, directors and consultants.
The Company initially reserved 10,000,000 shares of common stock, plus 387,531 reserved shares not issued under the 2010 Plan on the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan increases automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a number as may be determined by the Board. In the first quarter of 2022, the shares reserved for issuance were increased by 8,878,388 additional shares.
Stock option and RSU awards generally vest annually over a four-year period.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2021 Employee Stock Purchase Plan
Proterra’s 2021 Employee Stock Purchase Plan (the “ESPP”), including the authorization of the initial share reserve thereunder, was adopted by the ArcLight Board prior to the Closing, approved by ArcLight’s shareholders on June 11, 2021, and became effective upon the Closing Date.
An aggregate of 1,630,000 shares of common stock were reserved and available for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on January 1 of each of 2022 through 2031 by a number of shares equal to the lesser of 1% of the total number of outstanding shares of common stock as of the immediately preceding December 31 or a number of shares as may be determined by the Board or the compensation committee. The aggregate number of shares issued over the term of the ESPP, subject to certain adjustments, may not exceed 16,300,000 shares. In the first quarter of 2022, the shares reserved for issuance were increased by 2,219,597 additional shares.
The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 2,500 shares during each 6-month offering period and $25,000 in any one calendar year. The offering periods generally start on the first trading day on or after November 15th and May 15th of each year.
The first offering period started in the fourth quarter of 2021. The Company calculated the fair value of the employees’ purchase rights relating to the ESPP using the Black-Scholes model and recorded approximately $0.6 million of stock-based compensation expense for the six months ended June 30, 2022. In the three months ended June 30, 2022, the Company issued 325,106 shares of common stock under the ESPP with a purchase price of $4.62 per share.
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021 (1)	18,101,584	4.08	5.5	$87,425
Granted	758,528	7.70
Exercised	(2,522,753)	3.08
Cancelled/forfeited/expired	(1,038,896)	6.04
Balance as of June 30, 2022 (1)	15,298,463	4.29	5.9	$15,298
Exercisable as of June 30, 2022 (2)	11,626,130	3.66	5.1	$15,286
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares. See below for further details.
(2)Excluding 1,506,096 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of June 30, 2022.
In March 2020, in conjunction with Mr. Allen’s appointment as the then President and Chief Executive Officer, the board of directors of Legacy Proterra approved a grant to Mr. Allen of stock option awards with respect to 4,685,624 shares, comprised of (1) 1,338,749 shares of a time-based award with an exercise price of $5.33 per share vesting quarterly over four years, (2) 2,677,500 shares of a time-based award consisting of four tranches with an exercise price of $11.21, $16.81, $22.41 and $28.02 per share, respectively, and vesting quarterly over four years (“Equity Awards”), and (3) 669,375 shares of milestone-based award with an exercise price of $5.33 per share vesting entirely and becoming exercisable on the first trading day following the expiration of the lockup period of the Company’s initial public offering or the consummation of a change in control of the Company or upon the consummation of a merger involving a special purpose acquisition company (“Milestone Options”).
The stock-based compensation expense for Milestone Options was recognized at the time the performance milestone became probable of achievement, which was at the time of Closing. Upon Closing, the 669,375 shares

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
underlying the Milestone Options fully vested, and $2.1 million stock-based compensation expense was recognized in June 2021.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $8.8 million for the six months ended June 30, 2022. The total estimated grant date fair value of stock options vested was $4.9 million for the six months ended June 30, 2022. As of June 30, 2022, the total unrecognized stock-based compensation expense related to outstanding stock options was $18.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term (in years)	6.3	6.1
Risk-free interest rate	2.0%	1.1%
Expected volatility	55.1%	55.6%
Expected dividend rate	—	—
Restricted Stock Units
A summary of the Company's RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	1,324,960	$10.67	$11,699
Granted	3,903,044	7.18
Released	(171,738)	10.57
Forfeited	(250,736)	9.59
Balance as of June 30, 2022	4,805,530	$7.90	$22,298
The Company started granting RSUs to employees in the third quarter of 2021. As of June 30, 2022, the total unrecognized stock-based compensation expense related to outstanding RSUs was $34.2 million, which is expected to be recognized over a weighted-average period of 3.4 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$378	$270	$894	$546
Research and development	1,288	545	2,281	1,058
Selling, general and administrative	4,649	4,275	7,782	6,483
Total stock-based compensation expense	$6,315	$5,090	$10,957	$8,087
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(41,821)	$(189,027)	$(91,899)	$(241,189)
Effect of dilutive securities:
Interest expense to be recognized upon conversion of Convertible Notes (1)	(51,623)	—	(47,797)	—
Numerator for diluted EPS - Net loss after the effect of dilutive securities	$(93,444)	$(189,027)	$(139,696)	$(241,189)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic	223,745	44,571	223,015	25,403
Convertible Notes (1)	25,131	—	24,855	—
Diluted weighted average shares	248,876	44,571	247,870	25,403
Net loss per share of common stock:
Basic	$(0.19)	$(4.24)	$(0.41)	$(9.49)
Diluted	$(0.38)	$(4.24)	$(0.56)	$(9.49)
__________________
(1)Adjustment is under the “if-converted” method. Adjustment for the three months ended June 30, 2022 includes write-off of $59.0 million unamortized debt discount of the Convertible Notes as of March 31, 2022, offset by the $7.4 million interest expense recorded in net loss of three months ended June 30, 2022. Adjustment for the six months ended June 30, 2022 includes write-off of $62.3 million unamortized debt discount of the Convertible Notes as of December 31, 2021, offset by the $14.5 million interest expense recorded in net loss of six months ended June 30, 2022.

As a result of the Merger, the Company has retroactively adjusted the weighted-average number of shares of common stock outstanding prior to the Closing Date by multiplying them by the Exchange Ratio of 0.8925 used to determine the number of shares of common stock into which they converted.
Prior to the Closing Date, the Company applied the two-class method to calculate its basic and diluted net loss per share of common stock, as the convertible preferred stock were participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method did not impact the net loss per share of common stock as the Company was in a loss position and holders of convertible preferred stock did not participate in losses. Following the Closing Date, the Company applies the treasury stock method when calculating the diluted net income (loss) per share of common stock and “if-converted” method for Convertible Notes when applicable.
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
Since the Company was in a loss position after the effect of dilutive securities, no adjustment is required to the weighted-average shares used in computing the diluted net loss per share as the inclusion of the remaining potential common stock shares outstanding would have been anti-dilutive. The potentially dilutive securities were as follows (in thousands):

June 30, 2022
Stock options and RSUs to purchase common stock	23,451
Warrants to purchase common stock	1
23,452

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides a matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $0.8 million and $1.5 million in the three and six months ended June 30, 2022, respectively. The matching contribution costs incurred were $0.6 million and $1.1 million in the three and six months ended June 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements for the year ended December 31, 2021 and the related notes incorporated by referenced in our Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 14, 2022. This discussion contains forward-looking statements and involves numerous risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read Part II, Item 1A titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
We are a leading developer and producer of commercial electric vehicle technology with an integrated business model focused on providing end-to-end solutions that enable commercial vehicle electrification.
Driven by factors including emissions targets and regulations, and lower operating costs, commercial and industrial fleets are expected to adopt electric vehicles at increasingly higher rates over the next two decades. More than 200,000 new electric buses, medium-duty trucks, and heavy-duty trucks are expected to be sold by 2030 and approximately 650,000 by 2040. Assuming average battery capacity per vehicle of 225 kWh for medium-duty trucks, 300 kWh for buses and 750 kWh for heavy-duty trucks, we estimate this could translate into demand for heavy-duty commercial and industrial-scale batteries of approximately 90 GWh in 2030 and approximately 300 GWh in 2040. Our business strategy is to capitalize on this opportunity.
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
The first application of Proterra Powered commercial vehicle electrification technology was through Proterra Transit’s heavy-duty electric transit bus, which we designed from the ground up for the North American market. Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us a leader in the U.S. electric transit bus market. With over 900 electric transit buses on the road, our electric transit buses have delivered more than 30 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.

Our decade of experience supplying battery electric heavy duty transit buses provided us the opportunity to validate our products’ performance, fuel efficiency and maintenance costs with a demanding customer base and helped broaden our appeal as a supplier to OEMs in other commercial vehicle segments and geographies. Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through June 30, 2022, Proterra Powered has delivered battery systems and electrification solutions for more than 1,000 vehicles to our OEM partner customers.
In addition, Proterra Energy has established us as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of June 30, 2022, we had delivered more than 65 MW of charging infrastructure across North America.
Through June 30, 2022, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered & Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through June 30, 2022, our chief operating decision maker, the Chief Executive Officer, reviewed financial information presented at the entity level for ongoing operations and for internal planning and forecasting purposes, and we had a single reportable segment.
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
Enhanced by Proterra Powered’s high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has been a leader in the North American electric transit market since 2012. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database. We also focus our sales efforts on airports, universities, and corporate shuttle operators. As of June 30, 2022, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040 in North America, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our strategy is to maintain our leadership in market share of the North American electric transit bus market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 900 vehicles on the road which have accumulated more than 30 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
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
We have significant manufacturing capacity already in place and at scale with approximately 360,000 square feet of manufacturing space across three facilities in two states. In City of Industry, California, we operate a battery production facility as well as a bus manufacturing facility. We also operate a battery production facility in Burlingame, California. Our largest bus manufacturing facility is located in Greenville, South Carolina. Battery manufacturing capacity at our City of Industry facility, if fully staffed on a three shift structure, is 675 MWh, sufficient to supply batteries for both our total bus manufacturing capacity of 680 transit buses across our two bus assembly facilities in Greenville, South Carolina and City of Industry, California, as well as more than 350 MWh of Proterra Powered batteries for third-party customers, equivalent to 1,500 school buses and/or delivery vehicles per year. In November 2021, we entered into a lease arrangement for a new plant with approximately 327,000 square feet at Greer, South Carolina to expand our battery system manufacturing capacity to multiple gigawatt-hours per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we manufacture our battery packs in two widths and heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the six months ended June 30, 2021 our battery production was 83 MWh and in the six months ended June 30, 2022 our battery production was 161 MWh, a 94% increase year over year. As we increase our production volumes, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. With the addition of our new battery facility in Greer, South Carolina, we believe we will have sufficient capacity to fulfill our current backlog and anticipated near-term growth.
For the six months ended June 30, 2022 and 2021, our total revenue was $133.1 million and $112.5 million, respectively. We generated a gross loss of $(2.4) million and gross profit of $2.2 million for the six months ended June 30, 2022 and 2021, representing a gross margin of (2)% and 2%, respectively. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $89.2 million and $57.0 million for the six months ended June 30, 2022 and 2021, respectively.
We intend to continue to make investments in developing new products and enhancing existing products, increasing and optimizing production capacity, and also expect to make investments in our sales and marketing organizations as well as those expenses associated with operating as a public company. As a result, we expect that the cost of goods sold and operating expenses will increase with total revenue in absolute dollars in future periods but decline as a percentage of total revenue over time.
Key metrics and select financial data
Deliveries
We delivered 97 (92 new and 5 pre-owned) and 102 vehicles in the six months ended June 30, 2022 and 2021, respectively. We delivered battery systems for 635 and 56 vehicles in the six months ended June 30, 2022 and 2021, respectively.
Deliveries is an indicator of our ability to convert awarded orders into revenue and demonstrates the scaling of our operations. We expect volume of deliveries to vary every quarter and not be linear as product configurations vary in complexity and timing for completion is not standard. Vehicles delivered represents the number of buses that have met revenue recognition criteria during a period. Battery systems delivered represents the battery systems sold to OEMs that have met revenue recognition criteria during a period and is measured based on the number of underlying vehicles in which they are to be used. In addition to batteries, battery systems could include drivetrains and high voltage systems and controls, depending upon the customer contract.
Growth rates between deliveries and total revenue are not perfectly correlated because our total revenue is affected by other variables, such as the mix of products sold during the period or other services provided in addition to the hardware delivered.
Adjusted EBITDA
Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance we use to evaluate our ongoing operations. Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies and should not be considered a substitute for other results reported in accordance with GAAP. We define Adjusted EBITDA as net income (loss), adjusted for the effects of financing, non-recurring items, depreciation on capital expenditures, and other non-cash items such as stock-based compensation, (gain) loss on valuation of derivative and warrant liabilities, gain on debt extinguishment, and other items like start-up costs for new facilities. We believe this measure is a useful financial metric for business planning purposes and to assess the operating performance from period to period by excluding certain items we believe are not representative of our core business. A reconciliation of net loss to adjusted EBITDA is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA Reconciliation:
Net loss	$(41,821)	$(189,027)	$(91,899)	$(241,189)
Add (deduct):
Interest expense, net	6,951	29,129	13,830	37,926
Provision for income taxes	—	—	—	—
Depreciation and amortization expense	3,291	3,978	6,672	7,737
Stock-based compensation expense	6,315	5,090	10,957	8,087
Loss on valuation of derivative and warrant liabilities	—	129,789	—	146,110
Gain on debt extinguishment	(10,007)	—	(10,007)	—
Other items (1)	1,876	—	2,831	—
Adjusted EBITDA	$(33,395)	$(21,041)	$(67,616)	$(41,329)
__________________
(1)Represents the start up costs for the new manufacturing facility at Greer, South Carolina, which is still under construction.
Business Combination
On June 14, 2021, we consummated the transactions contemplated by the Merger Agreement, by and among ArcLight, Phoenix Merger Sub, and Legacy Proterra. As contemplated by the Merger Agreement, on June 11, 2021, ArcLight consummated the Domestication. Further, on June 14, 2021, as contemplated by the Merger Agreement, we consummated the Merger.
In addition, pursuant to the Subscription Agreements, the PIPE Investors purchased an aggregate of 41,500,000 shares of Proterra common stock concurrently with the Closing for an aggregate purchase price of $415,000,000.
We received $649.3 million in net cash proceeds upon Closing to fund our growth initiatives, including research and development and our next-generation battery program.

In October 2021, the majority of the public warrants and all of the private placement warrants were exercised, and we redeemed the remaining outstanding public warrants at a redemption price of $0.10 per public warrant.
Key factors affecting our performance
COVID-19 Pandemic and Global Economic Impacts
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. We have made adjustments to our business operations and have continued to operate with limited interruptions since March 2020 with no material adverse impact to our operations, financial position, or liquidity through June 30, 2022. Our vehicle and charging system deliveries were impacted, especially during the three months ended March 31, 2022, by ongoing constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. Although we achieved revenue growth during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, these disruptions decreased our revenue and increased our overhead, led to increased costs to secure components critical to our production needs and negatively impacted our margins. Our results for the remaining quarters of 2022 may continue to be impacted by supply chain issues. More generally, the COVID-19 pandemic, raw material and component price inflation, and increased freight and logistics costs are currently expected to continue to have an impact on our results of operations, financial position, and liquidity. If the COVID-19 pandemic, and related shutdowns, shipment delays, part shortages, production inefficiencies or extended customer order and acceptance processes, are prolonged or worsen, including as a result of variant strains of the virus, it could lead to more significant delays in production, the signing of new customer contracts and customer acceptances of near-term deliveries.
Ability to sell additional powertrains, vehicles, chargers and other products to new and existing customers
Our results will be impacted by our ability to sell our battery systems, electrification solutions including charging and energy management software, and electric transit buses, to new and existing customers. We have had initial success with Proterra Powered establishing strategic partnerships and with Proterra Transit selling electric transit buses and chargers to more than 130 customers. Our growth opportunity is dependent on commercial vehicle manufacturers electrifying their product offerings and increasing production as well as transit agencies electrifying more of their fleets (both of which we believe will increase with continued improvement in battery performance and costs over time), as well as our ability to increase manufacturing capacity and secure supply of key components, including battery cells, to meet expected demand. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. In order to sell additional products to new and existing customers, we will need to continue to invest significant resources in our products and services, and our manufacturing capacity and supply chain. If we fail to make the right investment decisions in our technology and electrification solutions, including our battery systems and electrification and charging solutions, and our manufacturing facilities and supply chain initiatives, if customers do not adopt our technology or our products and services, or if our competitors are able to develop technology or products and services that are superior to ours, our business, prospects, financial condition, and operating results could be adversely affected.
Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing, long-term contracts, and in some cases vertical integration. We launched two new manufacturing facilities in 2017 and a new battery manufacturing facility in 2020. We are currently under construction of our third battery manufacturing facility. We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. We expect our product cost of goods sold to increase in absolute dollars in future periods as the volume of products we sell increases. As we grow into our current capacity, execute on cost-reduction initiatives, and improve production efficiency, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term. We anticipate that by increasing facility utilization rates and improving overall economies of scale, we can positively impact gross margins of our products, bring value to our customers and help accelerate commercial electric vehicle adoption. Our ability to achieve cost-saving and production-efficiency objectives can be negatively impacted by a variety of factors including, among other things, labor cost inflation, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions, and delays in our ability to hire, train, and retain employees needed to scale production to meet demand.
Continued emissions regulation and environmental stewardship
Our business benefits from international, federal, state, and local government interest in regulating air pollution and greenhouse gas emissions that contribute to global climate change. In July 2020, 15 states, including California and New York, pledged to work jointly towards a unified goal of zero emissions for 100% of new sales of medium- and heavy-duty commercial vehicles by 2050. In August 2019, the European Union passed Regulation 2019/1242, mandating a reduction in emissions from new trucks by 2025 and 2030. In addition, a growing number of cities and transit agencies have pledged to convert their entire transit bus fleets to zero-emission vehicles by a specific target date, and many have already begun to purchase electric vehicles in order to meet this goal. For example, on December 14, 2018, the California Air Resources Board adopted a state-wide mandate, the Innovative Clean Transit Rule, mandating transit agencies to commit to purchasing zero-emission buses starting in 2029. The move away from diesel- and natural gas-powered commercial vehicles is a significant step forward to accelerate the use of advanced technologies in medium- and heavy-duty vehicles to meet air quality and public health goals, thereby boosting near-term deployment of battery-electric commercial vehicles. As legacy internal combustion engine technology becomes more heavily regulated and costly across the globe, commercial vehicle manufacturers are investing in electrification. While this investment may increase competition, we believe that it will also increase customer demand, and help build the necessary supply chain and adjacent industry investments to support powertrain electrification. However, the uncertainty related to the passage of new legislation, appropriation of government funding, and implementation of regulations could impact the timing and number of vehicle orders, and any reduction in governmental interest in emissions regulation could negatively impact our business prospects or operating results.
Government programs accelerating adoption of zero-emission vehicles
Federal and state funding has accelerated the adoption of electric vehicles in our target markets. For instance, our U.S. transit customers have partially funded electric bus purchases through competitive grant programs, including the Low or No Emission Vehicle Program authorized by the federal Fixing America’s Surface Transportation Act in 2015, and other state-specific funding. The Infrastructure Investment and Jobs Act enacted on November 15, 2021 authorizes additional funding for electric vehicles and electric vehicle charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including over $4.0 billion to replace existing buses with zero emission buses and at least $2.5 billion to replace existing school buses with zero emission school buses. In the United States, states are also allocating portions of settlement funds from the approximately $15 billion Volkswagen Emissions Settlement Program to investments in zero-emission transit buses and school buses. We expect that the continued availability of government funding for our customers to help fund purchases of our electric transit buses and battery systems will remain an important factor in our company’s growth prospects.
Components of results of operations
Revenue
We derive revenue primarily from the sale of vehicles, the sale of battery and powertrain systems, the sale and installation of charging systems, as well as the sale of spare parts and other services provided to customers.
Product revenue.    Product revenue consists of revenue earned from the sale of vehicles, sale of battery and powertrain systems as well as sales and installation of charging systems. A vehicle is considered delivered once met revenue recognition criteria. Revenue from sales of vehicles is typically recognized upon delivery when the Company can objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery. In cases, where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue is recognized upon acceptance by the customer. Revenue from sales of charging systems is recognized at a point in time, generally upon acceptance by the customer or commissioning. Under certain contract arrangements, revenue related to the charging systems is recognized over the installation period using an input measure based on costs incurred to date relative to total estimated costs to completion. Revenue from the sale of battery and powertrain systems is typically recognized upon shipping. Product revenue also includes revenue from leasing vehicles and charging systems under operating leases. Revenue from operating lease arrangements is recognized ratably over the lease term. The amount of product revenue we recognize in a given period depends on the number of vehicles delivered and the type of financing used by the customer.
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
Cost of goods sold
Product cost of goods sold.    Product cost of goods sold consists primarily of direct material and labor costs, manufacturing overhead, other personnel-related expenses, which include salaries, bonuses, benefits, and stock-based compensation expense, reserves for estimated warranty costs, freight expense, and depreciation expense. Product cost of goods sold also includes charges to write-down the carrying value of inventory when it exceeds its estimated net realizable value, including on-hand inventory that is either obsolete or in excess of forecasted demand. We expect our product cost of goods sold to increase in absolute dollars in future periods as the volume of products we sell increases. As we grow into our current capacity, execute on cost-reduction initiatives, and improve production efficiency, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term.
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
Gross profit (loss) and margin
Gross profit (loss) is total revenue less total cost of goods sold. Gross margin is gross profit (loss) expressed as a percentage of total revenue. Our gross profit (loss) and margin has and may in the future fluctuate from period-to-period. Such fluctuations have been and will continue to be affected by a variety of factors, including the timing of vehicle delivery, mix of products sold, manufacturing costs, financing options, and warranty costs. We expect our gross margin to improve over time as we continue to scale our operations and execute on cost reduction initiatives in the longer term.
Operating expenses
Research and development.    Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials, depreciation expense, and allocated overhead costs. Through June 30, 2022, we have expensed certain software development costs related to our fleet and energy management platform as incurred because technological feasibility has not been fully achieved. We intend to continue to make significant investments in developing new products and enhancing existing products. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.
Selling, general and administrative.    Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources, and administrative personnel, as well as the costs of customer service, information technology, professional services, insurance, travel, allocated overhead, and other marketing, communications and administrative expenses. We will continue to actively promote our products. We also expect to invest in our corporate organization and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums, and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time.
Interest expense, net
Interest expense, net consists primarily of interest expense associated with our debt facilities and amortization of debt discount and issuance costs. Interest income consists primarily of interest income earned on our cash and cash equivalents and short-term investments balances.
Gain on debt extinguishment
Gain on debt extinguishment relates to the forgiveness of the PPP loan.
(Gain) loss on valuation of derivative and warrant liabilities
(Gain) loss on valuation of derivative and warrant liabilities relates to the changes in the fair value of derivative and warrant liabilities, which were subject to remeasurement at each balance sheet date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Product revenue	$70,256	$56,072	$124,427	$107,494
Parts and other service revenue	4,308	2,430	8,718	5,014
Total revenue	74,564	58,502	133,145	112,508
Product cost of goods sold	69,109	54,948	126,335	105,479
Parts and other service cost of goods sold	4,900	2,241	9,258	4,845
Total cost of goods sold (1)	74,009	57,189	135,593	110,324
Gross profit (loss)	555	1,313	(2,448)	2,184
Research and development (1)	14,904	10,315	26,706	20,015
Selling, general and administrative (1)	31,705	20,744	60,092	39,204
Total operating expenses	46,609	31,059	86,798	59,219
Loss from operations	(46,054)	(29,746)	(89,246)	(57,035)
Interest expense, net	6,951	29,129	13,830	37,926
Gain on debt extinguishment	(10,201)	—	(10,201)	—
Loss on valuation of derivative and warrant liabilities	—	129,789	—	146,110
Other expense (income), net	(983)	363	(976)	118
Loss before income taxes	(41,821)	(189,027)	(91,899)	(241,189)
Provision for income taxes	—	—	—	—
Net loss	$(41,821)	$(189,027)	$(91,899)	$(241,189)
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$378	$270	$894	$546
Research and development	1,288	545	2,281	1,058
Selling, general and administrative	4,649	4,275	7,782	6,483
Total stock-based compensation expense	$6,315	$5,090	$10,957	$8,087

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	94%	96%	93%	96%
Parts and other service revenue	6	4	7	4
Total revenue	100	100	100	100
Product cost of goods sold	93	94	95	94
Parts and other service cost of goods sold	6	4	7	4
Total cost of goods sold (1)	99	98	102	98
Gross profit (loss)	1	2	(2)	2
Research and development (1)	20	18	20	18
Selling, general and administrative (1)	43	35	45	35
Total operating expenses	63	53	65	53
Loss from operations	(62)	(51)	(67)	(51)
Interest expense, net	9	50	10	34
Gain on debt extinguishment	(14)	—	(8)	—
Loss on valuation of derivative and warrant liabilities	—	222	—	130
Other expense (income), net	(1)	1	(1)	—
Loss before income taxes	(56)	(324)	(68)	(215)
Provision for income taxes	—	—	—	—
Net loss	(56)%	(324)%	(68)%	(215)%
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	1%	—%	1%	—%
Research and development	2	1	2	1
Selling, general and administrative	6	7	6	6
Total stock-based compensation expense	8%	9%	8%	7%
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Product revenue	$70,256	$56,072	$14,184	25%	$124,427	$107,494	$16,933	16%
Parts and other service revenue	4,308	2,430	1,878	77	8,718	5,014	3,704	74
Total revenue	$74,564	$58,502	$16,062	27%	$133,145	$112,508	$20,637	18%
Total revenue increased by $16.1 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase of total revenue was primarily due to an increase of delivered battery systems and vehicles. We delivered battery systems for 348 vehicles in the three months ended June 30, 2022, as compared to 30 vehicles in three months ended June 30, 2021, and delivered 57 vehicles (52 new and 5 pre-owned) in the three months ended June 30, 2022 as compared to 54 vehicles in the three months ended June 30, 2021. The increase of total revenue was partially offset by a decrease in charging systems and installation revenue due to supplier delay, as well as production delays of vehicles, which were mainly caused by parts shortages resulting from supplier production challenges and global supply chain interruptions due to the ongoing COVID-19 pandemic.
Total revenue increased by $20.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase of total revenue was primarily due to an increase of delivered battery systems. We delivered battery systems for 635 vehicles in the six months ended June 30, 2022, as compared to 56 vehicles in six months ended June 30, 2021. The increase of total revenue was partially offset by a decrease in delivery of vehicles, charging systems and installations. We delivered 97 new vehicles and 5 pre-owned vehicles in the six months ended June 30, 2022 as compared to 102 vehicles in the six months ended June 30, 2021. This year over year decrease in revenue from transit vehicles, charging systems and installations was due to production delays and supplier delays, which were mainly caused by parts shortages resulting from supplier production challenges and global supply chain interruptions due to the ongoing COVID-19 pandemic.
Cost of goods sold and gross profit

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Product cost of goods sold	$69,109	$54,948	$14,161	26%	$126,335	$105,479	$20,856	20%
Parts and other service cost of goods sold	4,900	2,241	2,659	119	9,258	4,845	4,413	91
Total cost of goods sold	74,009	57,189	16,820	29	135,593	110,324	25,269	23
Gross profit (loss)	$555	$1,313	$(758)	(58)%	$(2,448)	$2,184	$(4,632)	(212)
Cost of goods sold increased by $16.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The $14.2 million increase in product cost of goods sold in the three months ended June 30, 2022 was mainly driven by the increase in battery systems and vehicles delivered. The $2.7 million increase in parts and other service cost of goods sold was the result of the increased cost of the service department and increased volume and product mix of prototype revenue.
Cost of goods sold increased by $25.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The $20.9 million increase in product cost of goods sold in the six months ended June 30, 2022 was primarily driven by the increase in battery systems delivered and the lower productivity levels of vehicles in the production process as parts shortages led to inefficiency. The $4.4 million increase in parts and other service cost of goods sold was the result of the increased cost of the service department and the increased volume and product mix of prototype revenue.
Gross profit decreased by $0.8 million to $0.6 million in the three months ended June 30, 2022 from $1.3 million in the three months ended June 30, 2021. Gross profit decreased by $4.6 million to a gross loss of $2.4 million in the six months ended June 30, 2022 from a gross profit of $2.2 million in the six months ended June 30, 2021. Gross profit was negatively impacted primarily due to unabsorbed labor and manufacturing overhead costs caused by the ongoing COVID-19 pandemic and related supply chain interruptions and delays in production.
Operating expenses
Research and development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Research and development	$14,904	$10,315	$4,589	44%	$26,706	$20,015	$6,691	33%
Research and development expense increased by $4.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to an increase in personnel related expenses and stock-based compensation of $2.9 million to support increased product development efforts.
Research and development expense increased by $6.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to an increase in personnel related expenses and stock-based compensation of $4.8 million to support increased product development efforts.

Selling, general and administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Selling, general and administrative	$31,705	$20,744	$10,961	53%	$60,092	$39,204	$20,888	53%
Selling, general and administrative expense increased by $11.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase in personnel related expenses and stock-based compensation of $6.3 million, an increase in insurance expense of $1.1 million, an increase in facility related expenses of $0.9 million due to a new battery facility lease entered into in November 2021, and the increases in professional fees and IT expense due to the growth of our business and operating as a public company.
Selling, general and administrative expense increased by $20.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The $20.9 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $13.0 million, an increase in insurance expense of $2.6 million, an increase in facility related expenses of $1.7 million due to a new battery facility lease entered into in November 2021, and an increase in IT expense of $1.2 million due to increased cybersecurity measures, more users and incremental data usage costs.
Interest expense, net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Interest income	$(749)	$(56)	$(693)	1238%	$(310)	$(32)	$(278)	869%
Interest expense	7,700	29,185	(21,485)	(74)	14,140	37,958	(23,818)	(63)
Interest expense, net	$6,951	$29,129	$(22,178)	(76)%	$13,830	$37,926	$(24,096)	(64)%
Interest expense, net decreased by $22.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and decreased by $24.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to the write-off of $21.0 million of unamortized debt issuance costs associated with the secured convertible promissory notes (the “Convertible Notes”) with an original aggregate principal of $46.5 million that were converted to equity upon the Closing in June 2021. The partial conversion of Convertible Notes and the Senior Credit Facility repayment of $17.1 million in June 2021 also contributed to lower interest expense in the first half of 2022.
Gain on debt extinguishment

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Gain on debt extinguishment	$(10,201)	$—	$(10,201)	NM	$(10,201)	$—	$(10,201)	NM
The $10.2 million gain on debt extinguishment was related to the $10.0 million PPP loan forgiveness approved by the SBA in May 2022. The previously paid and accrued interest of $0.2 million was also forgiven.
Loss on valuation of derivative and warrant liabilities

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Loss on valuation of derivative and warrant liabilities	$—	$129,789	$(129,789)	NM	$—	$146,110	$(146,110)	NM
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
The derivative and remaining warrant liabilities arising from the Convertible Notes were reclassified to stockholder’s equity upon the Closing in June 2021. The public and private placement warrants were exercised or redeemed in October 2021, and the related warrant liabilities were reclassified to stockholder’s equity.
Other expense (income), net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Other expense (income), net	$(983)	$363	$(1,346)	NM	$(976)	$118	$(1,094)	NM
The other income in the three and six months ended June 30, 2022 was mainly related to foreign exchange gains on invoices denominated in currencies other than the U.S. dollar and gains from amortization of short-term investment premium/discount. The other expense in the three and six months ended June 30, 2021 was mainly related to losses from amortization of short-term investment premium/discount and foreign exchange losses on invoices denominated in currencies other than the U.S. dollar.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position and full valuation allowance, we have not recognized any material provision or benefit through June 30, 2022.
Liquidity and capital resources
As of June 30, 2022, we had cash and cash equivalents and short-term investments of $523.2 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the improvement and expansion of existing manufacturing facilities, working capital, debt service, and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, the Business Combination, the PIPE Financing, borrowings under our credit facilities, and payments received from customers.
We believe that our sources of existing cash and cash equivalents and short-term investments, borrowing capacity under our Senior Credit Facility described in more detail below, and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, if we are unable to generate sufficient cash flows from operations in the future, or fund availability under our Senior Credit Facility is not sufficient, we may have to obtain additional equity or debt financing. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in significant financial and operating covenants that would restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. These estimates are based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors”.

Senior Credit Facility
In May 2019, we entered into a Loan, Guaranty and Security Agreement (the “Senior Credit Facility”), which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior Credit Facility is available on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $20.0 million letter of credit sub-line as of June 30, 2022. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at our option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
The Senior Credit Facility is secured by a security interest on substantially all our assets except for intellectual property and other restricted property.
Borrowings under the Senior Credit Facility bear interest at per annum rates equal to, at our option, either (i) the base rate plus an applicable margin for base rate loan, or (ii) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin for LIBOR loan. The base rate is calculated as the greater of (a) the Lender prime rate, (b) the federal funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid linked to quarterly average excess availability (as a percentage of borrowing capacity). For base rate loans, the applicable margin ranges from 0.0% to 1.5%, and for LIBOR loans, it ranges from 1.5% to 3.0%. The unused line fee is 0.375% per annum of the actual daily amount of the unutilized revolver commitment and will be reduced to 0.25% under certain conditions.
The Senior Credit Facility contains certain customary non-financial covenants. In addition, the Senior Credit Facility requires us to maintain a fixed charge coverage ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.
As of June 30, 2022, there was no balance for borrowings outstanding under the Senior Credit Facility, although we utilized $15.2 million of the facility’s sub-line for letters of credit.
Small Business Administration Loan
In May 2020, we received Small Business Administration (the “SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (“the PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note with an original maturity in May 2022, and was extended to May 2025 based on SBA’s interim final rule. The interest rate was 1.0% per annum. All or a portion of the loan was eligible for forgiveness by the SBA upon application with supporting documentation of expenditures in accordance with the SBA requirements, which included employees being kept on the payroll for eight weeks after the date of the loan and the proceeds being used for payroll, rent, mortgage interest, or utilities.
In May 2022, the SBA approved our PPP loan forgiveness application, and the PPP loan of $10.0 million was forgiven in full and the previously paid interest of approximately $0.2 million was refunded. A total of $10.2 million was recorded as gain on debt extinguishment in our consolidated statements of operations.
Secured Convertible Promissory Notes
In August 2020, we issued the Convertible Notes. The Convertible Notes had an aggregate principal amount of $200.0 million as of the issuance date, with a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end. The Convertible Notes will mature in August 2025, and we may not make prepayment unless approved by the required holders of the Convertible Notes.

Each of the Convertible Notes rank equally without preference or priority of any kind over one another, but senior in all rights, privileges and preferences to all other shares of our capital stock and all other securities that are convertible into or exercisable for our capital stock directly or indirectly.
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
At the Closing, certain Convertible Note holders with an original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing of the Business Combination, resulting in the issuance of 7.4 million shares of common stock. An aggregate of $48.8 million principal and interest was reclassified to stockholders’ equity, and $21.0 million of remaining related debt issuance costs were expensed to interest expense.
As of June 30, 2022, the outstanding balance of the Convertible Notes was $167.0 million including PIK interest of $13.5 million.
The remaining Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.

Performance bonds and Letters of Credit
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. The collateral provided is shown as restricted cash on the balance sheet. As of June 30, 2022, we had $12.6 million of restricted cash related to performance bonds. We believe that we currently have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
Cash flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(116,698)	$(46,885)
Investing activities	(9,249)	(63,408)
Financing activities	8,630	633,997
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(117,317)	$523,704
Operating activities
Net cash used in operating activities in the six months ended June 30, 2022 was $116.7 million compared to $46.9 million in the six months ended June 30, 2021. The increase of cash used in operating activities in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was mainly due to increases in working capital due to the growth of our business, especially the strategic purchases in inventory due to supply chain constraints and higher costs from material and freight inflation. The decrease in net loss of $149.3 million between the comparison periods is primarily offset by the decrease of $146.1 million of non-cash loss on change in the fair value of derivative and warrant liabilities, decrease of $22.4 million non-cash interest expense and debt discount and issuance costs amortization, and the $10.0 million non-cash gain on debt extinguishment. In the six months ended June 30, 2022, cash used in operating activities includes $34.0 million related to inventory, $10.0 million for the long-term inventory prepayment, and offset by $4.0 million and $3.3 million related to deferred revenue and accounts payable and accrued liabilities, respectively. In the six months ended June 30, 2021, the cash used in operating activities was due to net losses and increases in working capital, primarily accounts receivable due to timing of customer payments. In the six months ended June 30, 2021, cash provided by operating activities included $11.4 million and $4.2 million related to accounts payable and accrued liabilities and deferred revenue, respectively, but was more than offset by cash used in accounts receivable, inventory and prepaid expenses and other current assets of $13.3 million, $2.6 million and $1.5 million, respectively.
Investing activities
Net cash used in investing activities was $9.2 million in the six months ended June 30, 2022 compared to $63.4 million in the six months ended June 30, 2021. The $9.2 million net cash used in investing activities for the six months ended June 30, 2022 resulted from $27.6 million capital expenditures mainly related to the new plant at Greer, South Carolina and offset by $18.3 million net cash provided by maturity of marketable securities. The $63.4 million net cash used in investing activities for the six months ended June 30, 2021 resulted from $58.1 million net purchase of short-term investments and $5.3 million capital expenditures.

Financing activities
Net cash provided by financing activities was $8.6 million for the six months ended June 30, 2022 as compared to $634.0 million for the six months ended June 30, 2021. The net cash provided by financing activities for the six months ended June 30, 2022 primarily resulted from $7.8 million from the exercise of stock options and $1.5 million proceeds from the issuance of common stock under the ESPP, which was partially offset by $0.7 million repayment of government grants. The net cash provided by financing activities for the six months ended June 30, 2021 primarily resulted from net proceeds of $646.4 million from the Business Combination and the PIPE Financing and $3.8 million from the exercise of stock options and warrants, which was partially offset by the Senior Credit Facility repayment of $17.1 million.
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
Contractual obligations
The purchase commitments including purchase orders or contracts for the purchase of certain goods and services, was $2.3 billion as of June 30, 2022, of which 18% was expected to be due in the next 12 months, 32% in 1-3 years, and the remainder in more than 3 years through 2028. Most of the commitments relate to the expected purchase of cylindrical cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028.
The Convertible Notes had an outstanding principal amount including PIK interest of $167.0 million as of June 30, 2022, which will mature in August 2025. The outstanding balances will be automatically converted into common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent accounting pronouncements
See Note 2 to the condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in our market risk exposures for the six months ended June 30, 2022, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through June 30, 2022 had delivered over 900 electric transit buses. In the six months ended June 30, 2022 and 2021, we recognized $133.1 million and $112.5 million, respectively, in total revenue. In 2021, 2020 and 2019, we recognized $242.9 million, $196.9 million, and $181.3 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. In addition, certain variations of our 40-foot and 35-foot ZX5 transit buses have not yet passed the FTA federal bus testing program, which is a necessary condition to selling our buses to customers that use federal money to fund their purchases. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Apex fleet and energy management software-as-a-service platform. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.
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
Because many of the markets in which we compete are new and rapidly evolving, including possible consolidation of industry players, it is difficult to forecast long-term end-customer adoption rates and demand for our products, and our ability to meet demand for our products.
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
In the battery system and electric powertrain industry, our main sources of competition include large Chinese battery suppliers such as CATL; incumbent tier one automotive suppliers that are developing electric powertrain alternatives to internal combustion engines, such as Cummins, Allison Transmission, BorgWarner and Dana; and commercial vehicle manufacturers that are developing or may develop their own internal electric powertrain solutions for their vehicles including large automotive companies, such as Daimler Truck Group and Volvo Group.

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
We may experience, and in 2021 and 2022 have experienced, increases in the cost of, or a sustained interruption in the supply of or shortage of materials necessary for, the production, maintenance and service of our transit buses, battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Any such increases in cost, including due to inflation, supply interruption, materials shortages, or an increase in freight and logistics costs, could adversely impact our business, prospects, financial condition and operating results. Our suppliers use various materials, including aluminum, carbon fiber, lithium, cobalt, nickel, copper and neodymium. The prices and supply of these materials may fluctuate, depending on market conditions, geopolitical risks, such as the conflict in Ukraine and the resulting sanctions on Russia and Belarus, fluctuations in currency exchange rates, and global supply and demand for these materials, including increased production of electric transit buses and other energy storage applications by our competitors and companies in adjacent markets such as passenger cars and stationary storage. Our contracts do not all have mechanisms in place that allow us to raise prices to the end customer due to inflation or other material cost increases. If we are not able to raise our prices to our end customers, inflationary pressures and other material cost increases could, in turn, negatively impact our operating results.
Moreover, we are subject to risks and uncertainties associated with changing economic, political, and other conditions in foreign countries such as disruptions due to geopolitical turmoil, including the conflict between Russia and Ukraine and related sanctions, and due to the ongoing COVID-19 pandemic and related global supply chain disruptions, increased import duties, tariffs, and trade restrictions. Unavailability or delay of imports from our suppliers have caused and may in the future cause interruptions in our supply chain and increased our costs of procurement. Even if we do not have suppliers in Ukraine or other countries affected directly by such conflict, companies that can no longer rely on suppliers in countries affected by the conflict may look to suppliers in other parts of the world, including the suppliers from which we source materials. Consequently, we may experience increased competition for materials, which could further increase the cost to us of sourcing materials and negatively impact our ability to source parts from our current suppliers and from identifying and working with new suppliers.
Our business is dependent on reliable availability of lithium-ion cells for our battery packs. While we believe other sources of lithium-ion cells will be available for our battery packs, to date, we have only used one supplier for lithium-ion cells for the battery packs used in commercial applications for our Proterra Transit and Proterra Powered customers. As we increase battery pack production, there is no guarantee that our current cell supplier will be able to supply the volume that we will require to meet growing demand. Any disruption in the supply of battery cells could disrupt production of our battery systems and electric transit buses until we are able to find a different supplier that can meet our specifications and production demands. Such disruption could have an adverse effect on our business, prospects, financial condition and operating results.
We expect raw material prices to remain elevated throughout 2022 due to inflation and continued global supply chain issues. While we believe our exposure to increased costs is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful. Substantial increases in the prices for our materials or prices charged to us, particularly those charged by lithium-ion cell suppliers or charger hardware providers, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased sale prices on our battery systems, vehicles or charging systems. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause us to experience significant increases in freight charges and material costs. Additionally, because the negotiated price of an existing battery system, vehicle or charging system is established at the outset, we, rather than our customers, bear the economic risk of increases in the cost of materials. Moreover, any attempts to increase battery system, vehicle or charging system prices in response to increased material costs could increase the difficulty of selling our electric transit buses or battery systems at attractive prices to new and existing customers and lead to cancellations of customer orders. If we are unable to effectively manage our supply chain and respond to disruptions to our supply chain in a cost-efficient manner, we may fail to achieve the financial results we expect or that financial analysts and investors expect, and our business, prospects, financial condition and operating results may be adversely affected.
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
We temporarily suspended operations at each of our manufacturing facilities in the United States for short periods of time during 2020, and have in several periods operated at reduced capacity in our battery and bus manufacturing plants because of a shortage of available workers, quarantine restrictions and social-distancing requirements. Some of our suppliers, shippers and partners have also experienced labor shortages due to the COVID-19 pandemic, including, for example, a Michigan-based supplier of battery system components, which resulted in the delayed launch of our battery production line in City of Industry, California because of delays in receiving necessary manufacturing equipment. We have experienced delays in parts deliveries from some of our overseas suppliers related to congestion at the port of Los Angeles, California. Most recently, during the third and fourth quarters of 2021 and the first half of 2022, our vehicle and equipment deliveries were impacted by constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. These delays have not caused any plant shutdowns, but have caused delays in production and incremental shipping costs for air freight. Reduced operations or closures at the Bus Testing Center at Altoona, Pennsylvania, and delayed product inspections by customers, also resulted in delayed delivery and acceptances of electric transit buses. Macroeconomic conditions and changes to levels of consumer outlook and spend in the future may further adversely impact the energy product and automotive industries generally. For example, many of our customers, especially those in public transit, have postponed deliveries of our electric transit buses, and other potential customers have delayed requests for product proposals for new electric bus procurements or postponed changing infrastructure projects. If there is lower demand for public transportation in the future and a corresponding decrease in electric transit bus purchases and school bus purchases, our revenue and results of operations could be adversely affected. In addition, the COVID-19 pandemic delayed interest in commercial vehicle electrification for some school bus customers as school districts have reduced spending on capital investments and scaled back their operations generally.
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
In addition, with respect to our battery manufacturing operations that supports Proterra Transit and Proterra Powered, our battery production volumes are relatively small and we are currently sole sourcing key components from select suppliers, such as LG Energy Solution, for the lithium-ion cells that we use to manufacture our battery packs and other sole source suppliers for key elements of the battery pack. Disruptions in production may result if we had to replace any of these sole source suppliers on short notice. As we increase battery production volumes, if our current sole source suppliers cannot meet our demand for increased supply, we may find our ability to grow our business constrained if there are not alternative sources of supply that we can secure in a timely fashion, or at all.
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
We incurred net losses of $91.9 million in the six months ended June 30, 2022, $250.0 million in the year ended December 31, 2021, $127.0 million in the year ended December 31, 2020, $101.6 million in the year ended December 31, 2019, and we expect to incur net losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $950.1 million. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain, including advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; building new manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company.
We have also experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 1,042 full-time employees as of June 30, 2022. We expect to hire a significant number of new employees in the near term in order to launch our battery factory in Greer, South Carolina and to support bus production. Sustaining our growth and pace of hiring and training new employees will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Our revenue recognition with respect to electric transit buses and charging systems depends on the timing of delivery and customer acceptance. Large order sizes may result in a significant number of electric transit buses or charging systems being accepted or rejected at one time, which could disproportionately impact revenue recognition in a given quarter. Revenue for battery systems and electrification and charging solutions is less dependent on customer acceptance but can be unpredictable based on our customers’ ability to cancel within lead times. Additionally, we have a limited operating history, which makes it difficult to forecast our future results and subjects us to several risks and uncertainties, including our ability to plan for and anticipate future growth. As a result, our past quarterly operating results may not be reliable indicators of future performance, particularly in our rapidly evolving market.
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
•timing of stock-based compensation expense; and
•general economic and political conditions and government regulations in the United States and Canada and the countries where we may expand in the future, macroeconomic and geopolitical conditions, including the conflict between Russia and Ukraine and related sanctions.
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
Our business plan calls for significant increases in both vehicle and battery system production in a short amount of time to meet expected delivery dates to customers. Our ability to achieve our production plans will depend upon many factors, including adding additional battery lines, auxiliary vehicle production lines and production shifts, recruiting and training new staff while maintaining our desired quality levels, and improving our vehicle configuration process, supply chain management, and our suppliers’ ability to support our needs. Moreover, because many of our orders are with respect to products that will be delivered more than a year after the order placed, whether we are the battery system supplier or, in the case of electric transit buses, the vehicle OEM, there can be no assurance that we will be able to accurately forecast our supply chain demands or scale our manufacturing accordingly to meet the delivery deadlines for these orders. In addition, we have adopted, and may adopt in the future, new factory and supply chain management technologies and manufacturing and quality control processes, which we must successfully introduce and scale for production across our factories. We have introduced new battery system configurations for our customers and we are new to modifying our production processes to complete different configurations. Moreover, our electric transit buses are customized for our customers and certain battery systems require custom integration with our customer electric transit buses, which means that each new electric transit bus order brings its own set of challenges to vehicle configuration and supply chain. For example, each new electric transit bus configuration may introduce a multitude of parts that we have not used in previous electric transit bus builds, which in turn requires obtaining parts from new suppliers that engineering must validate and incorporate into our vehicle configuration. In the past, we have experienced changes in work instructions for electric transit buses that have not been timely communicated between factories, resulting in recalls of delivered product. We have limited experience developing, manufacturing, selling, servicing, and allocating our available resources among multiple products and multiple factories simultaneously. If we fail to effectively manage the complexity of our production process, our business, prospects, financial condition, and operating results could be adversely affected.
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
Because the majority of our historical and current customers are public transit authorities that do not procure new vehicle fleets every year, the composition of customers that account for a significant portion of our revenue is likely to vary from year to year based on which customers have accepted delivery of large fleet orders with us during the applicable period. For example, two customers accounted for approximately 40% of our revenue for the quarter ended March 31, 2022 (23% and 17% respectively). Moreover, because public transit authorities tend to procure new vehicles in large batch orders, our revenue in any given quarter may be highly dependent on a single customer. For example, in the second quarter of 2020, approximately 50% of the electric transit buses we delivered were delivered to a single customer, the Port Authority of New York and New Jersey and in the fourth quarter of 2020, approximately 40% of the buses we delivered were delivered to a single customer, the City of Edmonton. We believe that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue in any given period for the foreseeable future because we have only recently begun to deliver our buses and other products at a larger scale and we have a lengthy sales cycle and on-ramp for new customers. Our failure to diversify our customer base by adding new customers or expanding sales to our existing Proterra Transit customers and our failure to add new customers and expand sales to existing customers in our Proterra Powered and Proterra Energy businesses outside of the transit industry could therefore have an adverse effect on our operating results for a particular period.
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
We are competing for the business of both small and large transit agencies, which place different demands on our business, and if we do not build an organization that can serve both types of transit customers, by scaling our internal resources to meet varying customer needs, our business, prospects, financial condition and operating results may be harmed.
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
In addition, there is no assurance that the current Buy America, Buy American, or Canadian Content requirements will not change or become stricter or that we will continue to be able to meet those requirements in the future. Our competitors have lobbied extensively to alter Buy America regulations to effectively prohibit our use of cylindrical battery cells produced outside of the United States for which there currently is no source of domestic supply available to us. Lack of domestic supply of cylindrical battery cells may also make our product less competitive and less desirable to customers that demand product that meets the domestic content requirements to achieve tariff-free status under the United States-Mexico-Canada trade agreement which entered into force on July 1, 2020.
Also, our ability to meet domestic content requirements is, in part, dependent on hundreds of suppliers. If any of these suppliers change the source of the components or subcomponents comprising their products, they could potentially prevent us from meeting domestic content requirements and negatively impact our business. Conversely, if domestic content requirements become less stringent in the future, foreign competitors without significant U.S. operations may be able to enter the U.S. market more easily and gain market share. Thus, any change to domestic content regulations could have an adverse effect on our business, prospects, financial condition, and operating results.
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
The FTA requires transit vehicle manufacturers that bid on federally-assisted rolling stock procurements to submit annual goals to support qualified DBEs (as defined in the DBE program regulations), and to certify that they have complied with the requirements of the DBE program established by the U.S. Department of Transportation, which aims to increase the participation of DBEs in state and local procurements. Companies are certified as DBE if they are for-profit small businesses majority-owned by socially and economically disadvantaged individuals. The FTA reviews and approves transit vehicle manufacturers’ DBE goals for the upcoming year and maintains a certified list of transit vehicle manufacturers that are eligible to bid on federally funded vehicle procurements based on their goals to contract with DBEs and good faith implementation of those goals. Our failure to comply with the DBE program requirements or a delay in having our DBE goals approved by the FTA could result in our ineligibility to bid on federally funded transit vehicle procurements, which could have an adverse effect on our business, prospects, financial condition, and operating results.
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
Our business could be adversely affected from an accident or safety incident involving our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses or defaults in the materials or workmanship of our composite bus bodies or other components.
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
Our future success depends upon the continuing services of our key employees and on our ability to attract and retain members of our management team and other highly skilled employees, including battery and high voltage systems engineers, electric powertrain designers and engineers, vehicle systems and integration engineers, supply chain and quality control employees, sales personnel, service personnel, and software engineers, and manufacturing talent. In our key areas of operations, including California, there is increasing competition for individuals with skill sets needed for our business, including specialized knowledge of batteries, electric vehicles, software engineering, and manufacturing engineering and quality control. This competition affects both our ability to retain key employees and hire new ones. Moreover, none of our key employees has an employment agreement for a specific term and any of our employees may terminate his or her employment with us at any time. Our continued success depends upon our continued ability to retain current employees and hire new employees in a timely manner, especially to support our expansion plans and to continue to ramp up our suite of offerings related to commercial vehicle electrification. For example, we are building a new battery factory in Greer, South Carolina, and need to hire many people to begin production there. If we cannot find sufficiently trained staff in a timely manner, our launch of production at this facility could be delayed and adversely impact our business. Additionally, we compete for talent with both large and established companies that have far greater financial resources than we do and start-ups and emerging companies that may promise more attractive growth opportunities.
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
We also maintain information technology measures designed to protect us against system security risks, data breaches, and cyber-attacks. Cyber-attacks could include denial-of-service attacks impacting customer service availability and reliability, the exploitation of software vulnerabilities in internet facing applications, social engineering of system administrators (for example, tricking company employees into releasing control of their systems to a hacker), or the introduction of computer viruses or malware into our systems to steal confidential or proprietary data. In 2020, we were the victim of a successful social engineering attack that resulted in the diversion of significant funds we intended to pay a supplier to a fraudulent account. In the third quarter of 2021, human error also resulted in a server for our APEX platform being accessible to the public for a short period of time, allowing unauthorized access to telematics data and, resulting in the deletion of a limited amount data used by employees and customers for report functionality. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our funds, intellectual property and data. In addition, we are vulnerable to unintentional errors or malicious actions by persons who have authorized access to our systems but exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our technology services. The steps we take to increase the reliability, integrity, and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third-party partners’ and vendors’ technology. Operational errors or failures or successful cyber-attacks could compromise our proprietary information, the quality of our services, and our ability to perform for our customers, resulting in damage to our reputation, which could have an adverse effect on our business, prospects, financial condition, and operating results. In addition, these events could increase the risk of claims alleging that we do not comply with applicable laws and regulations, subjecting us to potential liability and regulatory penalties under privacy laws protecting personal information.
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
We may be subject to intellectual property rights claims or other litigation by third parties, which could be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.
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
We maintain production facilities in Northern and Southern California and South Carolina. Any of our facilities may be harmed or rendered inoperable by disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, geopolitical events, acts of terrorism or other criminal activities, infectious disease outbreaks (such as COVID-19), and power outages. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure production interruptions, reputational harm, delays in manufacturing, development and testing of our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, and loss of critical data, all of which could have an adverse effect on our business, prospects, financial condition, and operating results. Moreover, our corporate headquarters and one of our current battery production facilities are in the San Francisco Bay Area and our West Coast bus production factory and newest battery production facilities are in Los Angeles County, regions known for seismic activity and potentially subject to catastrophic fires. If our facilities are damaged by such natural disasters or catastrophic events, our repair or replacement would likely be costly and any such efforts would likely require substantial time that may affect our ability to produce and deliver our products. For example, in July 2015, we experienced a fire in our Greenville, South Carolina manufacturing facility and then-headquarters, in which substantially all of our computer equipment, furniture and fixtures, leasehold improvements, work in progress, raw material, and finished goods inventories were damaged or destroyed. While we were insured for our losses and resumed manufacturing shortly thereafter, the disruption temporarily impacted our business. Similarly, any future disruptions in our operations could negatively impact our business, prospects, financial condition, and operating results and harm our reputation. In addition, we may not carry enough insurance to compensate for the losses that may occur.
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
Our Senior Credit Facility is secured by substantially all our assets including our intellectual property and other restricted property. Subject to certain exceptions, our Senior Credit Facility and Convertible Notes also restrict our ability to, among other things:
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
In August 2020, we issued $200.0 million in original aggregate principal amount of Convertible Notes, with cash interest of 5.0% per annum payable at each quarter end and PIK interest of 4.5% per annum payable by increasing the principal balance at each quarter end. Certain holders of Convertible Notes with aggregate original principal amounts of $46.5 million elected to convert their Convertible Notes, including accrued PIK interest and cash interest, at the Closing resulting in the issuance of 7.4 million shares of common stock. The remaining Convertible Notes with an original aggregate principal of $153.5 million remain outstanding post-Closing. To the extent the remaining outstanding Convertible Notes are converted pursuant to their mandatory conversion provisions, the balance under the Convertible Notes will grow and the number of shares that may be issued upon conversion will increase accordingly. The conversion of the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the anticipated conversion of the Convertible Notes into shares of common stock could depress our stock price.
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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Effective December 31, 2021, we are a large accelerated filer based on the assessment of our public float as of June 30, 2021. We have excluded management’s report on our internal control over financial reporting in our annual report on Form 10-K for the year ended December 31, 2021, based on certain compliance and disclosure interpretations of the SEC. However, we will be required to provide an annual management report on the effectiveness of our internal controls over financial reporting in our subsequent annual reports on Form 10-K, as we will no longer eligible to rely on those compliance and disclosure interpretations. Additionally, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in subsequent annual reports on Form 10-K. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
•compliance with U.S. and foreign anti-bribery laws including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the UK Bribery Act of 2010;
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including downturns of economic displacement unrelated to COVID-19 or other similar pandemics and the current conflict between Russia and Ukraine. Economic uncertainty and associated macroeconomic conditions, including the global inflation spikes in 2022, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient funding, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted.
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
Given the global nature of our supply chain and customer base, global political, economic, and other conditions, including geopolitical risks such as the current conflict between Russia and Ukraine and related sanctions, may adversely affect our business and results of operations in ways we cannot foresee at the outset. War and economic dislocations may spur recessions, economic downturns, slowing economic growth and social and political instability; commodity shortages, supply chain risks and price increases; instability in U.S. and global capital and credit markets which could impact us, our suppliers and customers; and currency exchange rate fluctuations among other impacts that adversely affect our business or results of operations.
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
Provisions in our certificate of incorporation and restated bylaws that are in effect may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and restated bylaws include provisions that:
•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require super-majority voting (or if two-thirds of the board of directors approves, a majority) to amend some provisions in our certificate of incorporation and restated bylaws;
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
In addition, our certificate of incorporation provides the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Our restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act, which we refer to as a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act or the Exchange Act must be brought in federal court and cannot be brought in state court. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.
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
The price of our common stock has fluctuated and may fluctuate in the future due to a variety of factors, including:
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
•sales of shares of common stock by the PIPE Investors;
•the volume of shares of our common stock available for public sale, including as a result of the conversion of the Convertible Notes into shares of common stock; and
•general economic and political conditions such as recessions, changes in interest rates, an increased rate of inflation, increased costs of goods, supply chain disruptions, fuel price fluctuations, foreign currency fluctuations, international tariffs, social, political and economic risks, geopolitical conflicts (including the current conflict in Ukraine), and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.
Future resale of our common stock may cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 125,389,111 shares of common stock, which registration statement has been declared effective by the SEC. In addition, as of June 17, 2022, Rule 144 became available for the resale of any shares that are restricted or control securities, subject to volume and other restrictions as applicable under Rule 144. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our common stock could decline.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-39546)

3.1.1
Certificate of Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-39546)

3.2	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-39546)

10.1+*	Executive Offer Letter of Julian R. Soell, dated August 1, 2022

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC

Date: August 3, 2022	By:	/s/ Karina F. Padilla
Karina F. Padilla
Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial and Accounting Officer)