Form 10-Q
period 2022-09-30
Proterra Inc
filed 2022-11-03
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The registrant had outstanding 225.5 million shares of common stock as of October 31, 2022.

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
•availability of a limited number of suppliers for our products and services and their desire and/or ability to satisfy our supply demands;
•material losses and costs from product warranty claims, recalls, or remediation of electric transit buses or our battery systems for real or perceived deficiencies or from customer satisfaction campaigns;
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
•We have been and may continue to be impacted by macroeconomic conditions resulting from the global COVID-19 pandemic and geopolitical events, including supply chain disruptions, rising inflation and uncertain credit and financial markets.
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
•Further increases in costs, disruption of supply, or shortage of materials, particularly lithium-ion cells, could continue to harm our business.
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
•We likely will require additional capital to support business growth, and such capital might not be available on terms acceptable to us, if at all.
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

Part I. Financial Information
Item 1. Financial Statements
PROTERRA INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note 1)
Assets:
Cash and cash equivalents	$59,610	$170,039
Accounts receivable, net	102,361	81,644
Short-term investments	348,938	490,967
Inventory	164,834	114,556
Prepaid expenses and other current assets	28,731	15,300
Deferred cost of goods sold	3,578	1,816
Restricted cash, current	12,105	12,105
Total current assets	720,157	886,427
Property, plant, and equipment, net	93,656	62,246
Operating lease right-of-use assets	24,169	24,282
Restricted cash, non-current	460	460
Long-term inventory prepayment	10,000	—
Other assets	36,453	8,472
Total assets	$884,895	$981,887
Liabilities and Stockholders’ Equity:
Accounts payable	$69,938	$53,404
Accrued liabilities	25,919	20,634
Deferred revenue, current	11,815	13,821
Operating lease liabilities, current	6,354	4,084
Total current liabilities	114,026	91,943
Debt, non-current	116,995	110,999
Deferred revenue, non-current	29,692	22,585
Operating lease liabilities, non-current	18,992	20,963
Other long-term liabilities	16,695	15,245
Total liabilities	296,400	261,735
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000 shares authorized and 225,532 shares issued and outstanding as of September 30, 2022 (unaudited); 500,000 shares authorized and 221,960 shares issued and outstanding as of December 31, 2021	22	22
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of September 30, 2022 (unaudited); 10,000 shares authorized, zero shares issued and outstanding as of December 31, 2021	—	—
Additional paid-in capital	1,605,727	1,578,943
Accumulated deficit	(1,015,185)	(858,225)
Accumulated other comprehensive loss	(2,069)	(588)
Total stockholders’ equity	588,495	720,152
Total liabilities and stockholders’ equity	$884,895	$981,887
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$89,769	$59,907	$214,196	$167,401
Parts and other service revenue	6,454	2,034	15,172	7,048
Total revenue	96,223	61,941	229,368	174,449
Product cost of goods sold	91,408	57,034	217,743	162,513
Parts and other service cost of goods sold	6,091	2,244	15,349	7,089
Total cost of goods sold	97,499	59,278	233,092	169,602
Gross profit (loss)	(1,276)	2,663	(3,724)	4,847
Research and development	18,165	11,296	44,871	31,311
Selling, general and administrative	38,554	21,123	98,646	60,327
Total operating expenses	56,719	32,419	143,517	91,638
Loss from operations	(57,995)	(29,756)	(147,241)	(86,791)
Interest expense, net	7,361	6,362	21,191	44,288
Gain on debt extinguishment	—	—	(10,201)	—
(Gain) loss on valuation of derivative and warrant liabilities	—	(73,197)	—	72,913
Other expense (income), net	(295)	758	(1,271)	876
Income (loss) before income taxes	(65,061)	36,321	(156,960)	(204,868)
Provision for income taxes	—	—	—	—
Net income (loss)	$(65,061)	$36,321	$(156,960)	$(204,868)
Net income (loss) per share of common stock:
Basic	$(0.29)	$0.17	$(0.70)	$(2.30)
Diluted	$(0.45)	$(0.42)	$(0.79)	$(2.30)
Weighted average shares used in per share computation:
Basic	225,291	212,071	223,782	89,233
Diluted	250,704	236,965	248,637	89,233
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(65,061)	$36,321	$(156,960)	$(204,868)
Other comprehensive income (loss), net of taxes:
Available-for-sales securities:
Unrealized gain (loss) on available-for-sale securities	625	—	(1,481)	—
Other comprehensive income (loss), net of taxes	625	—	(1,481)	—
Total comprehensive income (loss), net of taxes	$(64,436)	$36,321	$(158,441)	$(204,868)
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Three Months Ended September 30, 2022	Shares	Amount	Shares	Amount
Balance, June 30, 2022	—	$—	224,979	$22	$1,599,246	$(950,124)	$(2,694)	$646,450
Issuance of common stock upon exercise of options	—	—	553	—	1,125	—	—	1,125
Stock-based compensation	—	—	—	—	5,356	—	—	5,356
Net loss	—	—	—	—	—	(65,061)	—	(65,061)
Other comprehensive gain, net of taxes	—	—	—	—	—	—	625	625
Balance, September 30, 2022	—	$—	225,532	$22	$1,605,727	$(1,015,185)	$(2,069)	$588,495

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Three Months Ended September 30, 2021	Shares	Amount	Shares	Amount
Balance, June 30, 2021	—	$—	207,621	$21	$1,515,331	$(849,408)	$—	$665,944
Issuance of common stock upon exercise of options	—	—	470	—	1,666	—	—	1,666
Issuance of Earnout Shares, net of repurchase	—	—	4,736	—	(634)	—	—	(634)
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	—	—	(112)	—	—	(112)
Stock-based compensation	—	—	—	—	3,178	—	—	3,178
Net income	—	—	—	—	—	36,321	—	36,321
Balance, September 30, 2021	—	$—	212,827	$21	$1,519,429	$(813,087)	$—	$706,363

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2022	Shares	Amount	Shares	Amount
Balance, December 31, 2021 (Note 1)	—	$—	221,960	$22	$1,578,943	$(858,225)	$(588)	$720,152
Issuance of common stock upon exercise of options	—	—	3,247	—	8,969	—	—	8,969
Stock issuance for employee stock purchase plan	—	—	325	—	1,502	—	—	1,502
Stock-based compensation	—	—	—	—	16,313	—	—	16,313
Net loss	—	—	—	—	—	(156,960)	—	(156,960)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(1,481)	(1,481)
Balance, September 30, 2022	—	$—	225,532	$22	$1,605,727	$(1,015,185)	$(2,069)	$588,495

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2021	Shares	Amount	Shares	Amount
Balance, December 31, 2020 (Note 1)	115,136	$13	5,678	$1	$682,671	$(608,219)	$—	$74,466
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(115,136)	(13)	115,576	11	2	—	—	—
Conversion of Convertible Notes into common stock	—	—	7,424	1	48,780	—	—	48,781
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	76,172	8	502,307	—	—	502,315
Reclassification of derivative liability upon the reverse recapitalization	—	—	—	—	182,554	—	—	182,554
Reclassification of Legacy Proterra warrant liability upon the reverse recapitalization	—	—	—	—	87,016	—	—	87,016
Issuance of stock upon exercise of options and warrants	—	—	3,241	—	5,468	—	—	5,468
Issuance of Earnout Shares, net of repurchase	—	—	4,736	—	(634)	—	—	(634)
Stock-based compensation	—	—	—	—	11,265	—	—	11,265
Net loss	—	—	—	—	—	(204,868)	—	(204,868)
Balance, September 30, 2021	—	$—	212,827	$21	$1,519,429	$(813,087)	$—	$706,363
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(156,960)	$(204,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,583	11,675
Loss on disposal of fixed assets	169	411
Stock-based compensation	16,313	11,265
Amortization of debt discount and issuance costs	10,497	31,519
Accretion of debt end of term charge and PIK interest	5,559	6,375
Gain on debt extinguishment	(10,007)	—
Loss on valuation of derivative and warrant liabilities	—	72,913
Others	(857)	991
Changes in operating assets and liabilities:
Accounts receivable	(20,717)	(8,223)
Inventory	(49,762)	(9,622)
Prepaid expenses and other current assets	(13,508)	(5,231)
Deferred cost of goods sold	(1,761)	175
Operating lease right-of-use assets and liabilities	412	(84)
Other assets	(13,042)	(1,785)
Accounts payable and accrued liabilities	19,922	21,977
Deferred revenue, current and non-current	5,100	(673)
Other non-current liabilities	1,473	934
Net cash used in operating activities	(197,586)	(72,251)
Cash flows from investing activities:
Purchase of investments	(395,596)	(472,953)
Proceeds from maturities of investments	512,000	94,000
Purchase of property and equipment	(41,833)	(12,912)
Net cash provided by (used in) investing activities	74,571	(391,865)
Cash flows from financing activities:
Merger and PIPE financing	—	644,809
Payment of tax withholding obligations on earnout Shares	—	(634)
Repayment of debt	—	(17,083)
Proceeds from (repayment of) government grants	(700)	1,323
Proceeds from exercise of stock options and warrants	8,969	5,468
Proceeds from employee stock purchase plan	1,502	—
Other financing activities	2,815	(362)
Net cash provided by financing activities	12,586	633,521
Net increase (decrease) in cash and cash equivalents, and restricted cash	(110,429)	169,405
Cash and cash equivalents, and restricted cash at the beginning of period	182,604	123,697
Cash and cash equivalents, and restricted cash at the end of period	$72,175	$293,102
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,289	$4,912
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Assets acquired through accounts payable and accrued liabilities	$4,798	$1,532
Non-cash transfer of assets to inventory	515	743
Reclassification of Convertible Notes warrants liability upon exercise	—	17,696
Conversion of Convertible Notes into common stock	—	48,607
Reclassification of remaining Convertible Notes warrants liability upon the reverse recapitalization	—	69,320
Reclassification of derivative liability upon the reverse recapitalization	—	182,554
Conversion of convertible preferred stock into common stock	—	627,315
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
The Company has incurred net losses and negative cash flows from operations since inception. As of September 30, 2022, the Company has an accumulated deficit of $1.0 billion. The Company has $408.5 million of cash and cash equivalents and short-term investments as of September 30, 2022. The Company has funded operations primarily through a combination of equity and debt financing. Management believes that the Company’s currently available resources will be sufficient to fund its cash requirements for at least the next twelve months. However, there can be no assurance that future financings will be successfully completed or completed on terms acceptable to the Company. Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide. If these conditions persist, the Company’s ability to access additional capital or our liquidity could be impacted. If the Company is unable to raise capital when needed or on attractive terms, the Company would be forced to delay, reduce or eliminate our research and development programs and/or other efforts. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and the related notes incorporated by referenced in the Company’s Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 14, 2022, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2021 and 2020 was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2022 and the results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segments
The Company operates in the United States and has sales to the European Union, Canada, United Kingdom, Australia, Japan and Turkey. Revenue disaggregated by geography, based on the addresses of the Company’s customers, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$82,040	$59,482	$195,680	$163,972
Rest of World	14,183	2,459	33,688	10,477
	96,223	61,941	$229,368	$174,449
The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented at the entity level. Accordingly, the Company has determined that it has a single reportable segment.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of September 30, 2022 and December 31, 2021.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at one financial institution as of September 30, 2022, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Number of customers accounted for 10% or more	2	2	2	—	2	1
Total % for customers accounted for 10% or more	40%	30%	27%	—%	40%	18%
Single source suppliers provide the Company with a number of components that are required for manufacturing of its current products. In other instances, although there may be multiple suppliers available, many of the components are purchased from one single source. If these single source suppliers fail to meet the Company’s requirements on a timely basis at competitive prices or are unable to provide components for any reason, the Company could suffer manufacturing delays, a possible loss of revenue, or incur higher cost of sales, any of which could adversely impact the Company’s operating results.
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
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. No impairment charge was recognized in the three and nine months ended September 30, 2022 and 2021.
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
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2021	$36,406
Revenue recognized from beginning balance during the nine months ended September 30, 2022	(10,972)
Deferred revenue added during the nine months ended September 30, 2022	16,073
Deferred revenue as of September 30, 2022	$41,507
The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
The Company derives revenue primarily from the sale of vehicles and charging systems, the installation of charging systems, the sale of battery systems and powertrain components to other vehicle manufacturers, as well as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, battery systems and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Leasing revenue recognized over time was approximately $0.2 million and $0.5 million in the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $1.6 million in the nine months ended September 30, 2022 and 2021, respectively. Parts and other service revenue includes revenue earned from spare parts, the design and development of battery systems and powertrain systems for other vehicle manufacturers, and extended warranties.
The Company recognizes revenue when or as it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue from product sales is recognized when control of the underlying performance obligations is transferred to the customer. Revenue from sales of vehicles is typically recognized upon delivery when the Company can objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery. In cases, where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue is recognized upon acceptance by the customer. Revenue from sales of charging systems is recognized at a point in time, generally upon delivery or commissioning when control of the underlying performance obligations are transferred to the customer. Under certain contract arrangements, the control of the performance obligations related to the charging systems is transferred over time, and the associated revenue is recognized over the installation period using an input measure based on costs incurred to date relative to total estimated costs to completion. Spare parts revenue is recognized upon shipment. Extended warranty revenue is recognized over the life of the extended warranty using the time elapsed method. Development service contracts typically include the delivery of prototype products to customers. The performance obligation associated with the development of prototype products as well as battery systems and powertrain components to other vehicle manufacturers, is satisfied at a point in time, typically upon shipping.
Revenue derived from performance obligations satisfied over time from charging systems and installation was $3.7 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $5.8 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively. Extended warranty revenue was $0.4 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022 and December 31, 2021, the contract assets balance was $10.2 million and $1.3 million, respectively. The contract assets are expected to be billed within the next twelve months and are recorded in prepaid expenses and other current assets on the Company’s balance sheets.
As of September 30, 2022, the amount of remaining performance obligations that have not been recognized as revenue was $413.8 million, of which 85% were expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization.
The revenue of business units are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proterra Transit	$56,363	$50,175	$142,563	$140,187
Proterra Powered & Energy	39,860	11,766	86,805	34,262
Total	$96,223	$61,941	$229,368	$174,449
Product Warranties
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

Nine Months Ended September 30, 2022
Warranty reserve - beginning of period	$23,274
Warranty costs incurred	(6,759)
Net changes in liability for pre-existing warranties, including expirations	(2,625)
Provision for warranty	11,153
Warranty reserve - end of period	$25,043
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company received aggregate cash proceeds of $649.3 million at the Closing, net of $13.8 million of PIPE Financing fees, $18.5 million of other transaction costs paid at Closing, $9.7 million of ArcLight IPO deferred underwriting fees payable, $1.3 million of other ArcLight’s accrued expenses, and $0.1 million of ArcLight’s related party payable. The unbilled ArcLight expenses incurred prior to the Closing were paid from the cash proceeds received by the Company. The transaction costs including advisory, legal and other professional services directly related to the Merger were recorded in the additional paid-in capital in the balance sheet to offset against proceeds. The deferred transaction costs of approximately $2.9 million paid by the Company prior to the Closing were recorded to the additional paid-in capital and classified as financing activities in the consolidated statement of cash flow for the nine months ended September 30, 2021.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial assets measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

	Pricing Category	Fair Value at
		September 30, 2022	December 31, 2021
Assets:
Cash equivalents and marketable securities:
Money market funds	Level 1	$44,696	$102,978
U.S. Treasury securities	Level 1	7,962	49,996
Short-term investments:
U.S. Treasury securities	Level 1	348,938	330,053
Corporate debt securities	Level 2	—	160,914
Total		$401,596	$643,941
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
As of September 30, 2022, the Company has $26.6 million of long-term investments recorded in other assets in the condensed consolidated balance sheets, comprised of minority ownership of equity investments in privately held entities. In the third quarter of 2022, the Company made a $25.0 million strategic equity investment in an entity that the Company expects to produce lithium iron phosphate (LFP) battery cells in the United States in the coming years which will provide the Company with development opportunities for battery packs with another cell chemistry to address additional segments of the commercial vehicle market. These investments do not have a readily determinable fair value and are accounted for under a measurement alternative at cost, less impairment, adjusted for observable price changes. No impairment charges or observable price changes were recognized in the three and nine months ended September 30, 2022 and 2021. There are no unrealized gains or losses associated with these investments as of September 30, 2022.
The following is a summary of cash equivalents and marketable securities as of September 30, 2022 (in thousands):

	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$44,696	$—	$44,696
U.S. Treasury securities	7,962	—	7,962
Short-term investments:
U.S. Treasury securities	351,007	(2,069)	348,938
Total	$403,665	$(2,069)	$401,596
As of September 30, 2022, the contractual maturities of the short-term investments were less than one year.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of cash equivalents and marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$102,978	$—	$102,978
U.S. Treasury securities	49,996	—	49,996
Short-term investments:
U.S. Treasury securities	330,618	(565)	330,053
Corporate debt securities	160,937	(23)	160,914
Total	$644,529	$(588)	$643,941
The unrealized losses as of September 30, 2022 and December 31, 2021 were primarily related to U.S. Treasury securities with original maturities longer than one year due to recent changes in interest rates and are considered temporary in nature.
The fair value of the Convertible Notes was $213.6 million as of September 30, 2022. The carrying value of the Convertible Notes of $117.0 million, net of $51.9 million unamortized debt discount and issuance costs, as of September 30, 2022, was recorded in Debt, non-current on the balance sheets.
5.    Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$6,952	$17,065
Cash equivalents	52,658	152,974
Total cash and cash equivalents	$59,610	$170,039
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

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$59,610	$170,039
Restricted cash, current portion	12,105	12,105
Restricted cash, net of current portion	460	460
Total restricted cash	12,565	12,565
Total cash and cash equivalents, and restricted cash	$72,175	$182,604

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$110,185	$65,225
Work in progress	29,470	25,062
Finished goods	18,044	18,269
Service parts	7,135	6,000
Total inventories	$164,834	$114,556
The write-down of excess or obsolete inventories to cost of goods sold was immaterial for the three and nine months ended September 30, 2022, and $0.6 million and $1.3 million for the three and nine months ended September 30, 2021, respectively.
Property, plant, and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer hardware	$5,273	$5,195
Computer software	9,753	9,561
Internally used vehicles and charging systems	14,761	16,459
Leased vehicles and batteries	5,142	6,863
Leasehold improvements	10,679	10,516
Machinery and equipment	28,575	28,302
Office furniture and equipment	1,942	1,861
Tooling	21,859	21,726
Finance lease right-of-use assets	179	179
Construction in progress	59,174	20,243
	157,337	120,905
Less: Accumulated depreciation and amortization	(63,681)	(58,659)
Total	$93,656	$62,246
Construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date, and mainly related to the equipment and facility build out at the battery manufacturing facility (Powered 1) in Greer, South Carolina.
For the three and nine months ended September 30, 2022, depreciation and amortization expense were $2.9 million and $9.6 million, respectively. For the three and nine months ended September 30, 2021, depreciation and amortization expense were $3.9 million and $11.7 million, respectively.
Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and related expenses	$10,821	$8,069
Accrued sales and use tax	1,102	885
Warranty reserve	8,413	8,116
Other accrued expenses	5,583	3,564
Total	$25,919	$20,634

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Warranty reserve	$16,630	$15,158
Finance lease liabilities, non-current	65	87
Total	$16,695	$15,245
6.    Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
PPP loan	$—	$10,000
Convertible Notes	116,995	100,999
Total debt	116,995	110,999
Less debt, current	—	—
Debt, non-current	$116,995	$110,999
Senior Credit Facility
In May 2019, the Company entered into a Loan, Guaranty and Security Agreement for a senior secured asset-based lending facility (the “Senior Credit Facility”) with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $20.0 million letter of credit sub-line as of September 30, 2022. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
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
There was no outstanding balance for borrowings under this Senior Credit Facility as of September 30, 2022 and December 31, 2021. There was an aggregate of $15.9 million in letters of credit outstanding as of September 30, 2022.
Small Business Administration Loan
In May 2020, the Company received Small Business Administration (the “SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (“the PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note with an original maturity

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The amortization expense of debt discount and issuance costs were $3.6 million and $10.4 million for the three and nine months ended September 30, 2022, respectively. The amortization expense of debt discount and issuance costs were $3.2 million and $31.5 million for the three and nine months ended September 30, 2021, respectively.
The Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal	$153,500	$153,500
PIK interest	15,385	9,826
Total principal	168,885	163,326
Less debt discount and issuance costs	(51,890)	(62,327)
Total Convertible Notes	$116,995	$100,999
As of September 30, 2022, the contractual future principal repayments of the total debt were as follows (in thousands):

2022	$—
2025 (1)	168,885
Total debt	$168,885
__________________
(1)Including PIK interest added to principal balance through September 30, 2022.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.    Leases
As a Lessor
The net investment in leases were as follows (in thousands):

	September 30, 2022	December 31, 2021
Net investment in leases, current	$658	$411
Net investment in leases, non-current	8,722	5,179
Total net investment in leases	$9,380	$5,590
Interest income from accretion of net investment in lease was not material in the three and nine months ended September 30, 2022 or 2021.
Future minimum payments receivable from operating and sales-type leases as of September 30, 2022 for each of the next five years were as follows:

	Operating leases	Sales-type leases
Remainder of 2022	$175	$145
2023	384	749
2024	—	1,010
2025	—	1,528
2026	—	1,528
Thereafter	—	5,541
Total minimum lease payments	$559	$10,501
As a Lessee
The Company leases its office and manufacturing related facilities in Burlingame and City of Industry, California, Greenville and Greer, South Carolina, and Rochester Hills, Michigan under operating lease agreements with various expiration dates from 2023 through 2033.
The Company had no material capital leases as of September 30, 2022.
Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$2,065
2023	6,893
2024	4,224
2025	3,487
2026	2,615
Thereafter	12,096
Total undiscounted lease payment	31,380
Less: imputed interest	(6,034)
Total operating lease liabilities	$25,346
Operating lease expense was $1.9 million and $5.4 million for the three and nine months ended September 30, 2022, respectively. Operating lease expense was $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively.
Short-term and variable lease expenses for the nine months ended September 30, 2022 and 2021 were not material.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(4,822)	$(3,050)
Operating lease right-of-use assets and liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$24,169	$24,282
Operating lease liabilities, current	6,354	4,084
Operating lease liabilities, non-current	18,992	20,963
Total operating lease liabilities	$25,346	$25,047
The weighted average remaining lease term and discount rate of operating leases were 6.6 years and 5.7%, respectively, as of September 30, 2022. The weighted average remaining lease term and discount rate of operating leases were 7.6 years and 5.8%, respectively, as of December 31, 2021.
As of September 30, 2022, the Company had no significant additional operating leases and finance leases that have not yet commenced.
8.    Commitments and Contingencies
Purchase Commitments
As of September 30, 2022, the Company had outstanding inventory and other purchase commitments of $2.3 billion. Most of the commitments relate to the expected purchase of cylindrical cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028. The terms of the agreement require the Company to make certain prepayments that vary in size and that are made as milestones are met on the construction of the US facility. As of September 30, 2022, the Company has made a $10.0 million prepayment, which was recorded as the long-term inventory prepayment on the consolidated balance sheets. We expect our next prepayment to be made within the next six to twelve months. The prepayments will be recouped by the Company by offsetting a predetermined amount per unit on cells purchased from LG Energy Solution.
Letters of Credit
As of September 30, 2022, the Company had letters of credit outstanding totaling $16.1 million.
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
As of September 30, 2022 and December 31, 2021, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Stockholders’ Equity
On June 14, 2021, the Merger was consummated and, following the Closing, the Company is authorized to issue 510,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consist of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2022, 225,532,429 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.
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
As of September 30, 2022, the Company had reserved shares of common stock for issuance as follows (in thousands):

2010 Equity Incentive Plan	17,072
2021 Equity Incentive Plan	20,455
2021 Employee Stock Purchase Plan	3,524
Warrants	1
Earnout Stock	18,009
Convertible notes	26,316
Total	85,377
10.    Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
In 2010, Legacy Proterra adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units. Upon Closing, the then outstanding options under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, such options continue to be subject to the terms of the 2010 Plan and applicable award agreements; however, no further awards can be granted under the 2010 Plan. As of September 30, 2022, options to purchase 17,072,030 shares of common stock remained outstanding under the 2010 Plan.
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
The first offering period started in the fourth quarter of 2021. The Company calculated the fair value of the employees’ purchase rights relating to the ESPP using the Black-Scholes model and recorded approximately $1.0 million of stock-based compensation expense for the nine months ended September 30, 2022. In the nine months ended September 30, 2022, the Company issued 325,106 shares of common stock under the ESPP with a purchase price of $4.62 per share.
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021 (1)	18,101,584	4.08	5.5	$87,425
Granted	758,528	7.70
Exercised	(2,912,066)	3.04
Cancelled/forfeited/expired	(1,262,183)	6.10
Balance as of September 30, 2022 (1)	14,685,863	4.30	5.7	$17,159
Exercisable as of September 30, 2022 (2)	11,757,906	3.80	5.0	$16,790
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares. See below for further details.
(2)Excluding 1,673,436 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of September 30, 2022.
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $10.0 million for the nine months ended September 30, 2022. The total estimated grant date fair value of stock options vested was $7.4 million for the nine months ended September 30, 2022. As of September 30, 2022, the total unrecognized stock-based compensation expense related to outstanding stock options was $15.2 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Expected term (in years)	6.3	6.2
Risk-free interest rate	2.0%	1.0%
Expected volatility	55.1%	53.9%
Expected dividend rate	—	—
Restricted Stock Units
A summary of the Company's RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2021	1,324,960	$10.67	$11,699
Granted	4,589,454	6.91
Released	(335,546)	10.25
Forfeited	(514,260)	8.96
Balance as of September 30, 2022	5,064,608	$7.46	$25,222
The Company started granting RSUs to employees in the third quarter of 2021. As of September 30, 2022, the total unrecognized stock-based compensation expense related to outstanding RSUs was $33.0 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$456	$319	$1,350	$865
Research and development	1,409	567	3,690	1,625
Selling, general and administrative	3,491	2,292	11,273	8,775
Total stock-based compensation expense	$5,356	$3,178	$16,313	$11,265
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net income (loss) per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(65,061)	$36,321	$(156,960)	$(204,868)
Effect of dilutive securities:
Gain on valuation of warrant liabilities	—	(73,197)	—	—
Interest expense to be recognized upon conversion of Convertible Notes (1)	(47,891)	(61,774)	(40,154)	—
Numerator for diluted EPS - Net loss after the effect of dilutive securities	$(112,952)	$(98,650)	$(197,114)	$(204,868)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic	225,291	212,071	223,782	89,233
Dilutive impact of public and private placement warrants	—	594	—	—
Convertible Notes (1)	25,413	24,300	24,855	—
Diluted weighted average shares	250,704	236,965	248,637	89,233
Net income (loss) per share of common stock:
Basic	$(0.29)	$0.17	$(0.70)	$(2.30)
Diluted	$(0.45)	$(0.42)	$(0.79)	$(2.30)
__________________
(1)Adjustment is under the “if-converted” method. Adjustment for the three months ended September 30, 2022 includes write-off of $55.5 million unamortized debt discount of the Convertible Notes as of September 30, 2022, offset by the $7.6 million interest expense recorded in net loss of three months ended September 30, 2022. Adjustment for the nine months ended September 30, 2022 includes write-off of $62.3 million unamortized debt discount of the Convertible Notes as of December 31, 2021, offset by the $22.2 million interest expense recorded in net loss of nine months ended September 30, 2022.

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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
potential common stock shares outstanding would have been anti-dilutive. The potentially dilutive securities were as follows (in thousands):

September 30, 2022
Stock options and RSUs to purchase common stock	23,097
Warrants to purchase common stock	1
23,098
12.    401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides a matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $0.9 million and $2.4 million in the three and nine months ended September 30, 2022, respectively. The matching contribution costs incurred were $0.6 million and $1.8 million in the three and nine months ended September 30, 2021, respectively.

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
Driven by factors including emissions targets and regulations, and lower operating costs, commercial and industrial fleets are expected to adopt electric vehicles at increasingly higher rates over the next two decades. More than 200,000 new electric buses, medium-duty trucks, and heavy-duty trucks are expected to be sold by 2030 and approximately 650,000 by 2040 in our core markets of North America and Europe. Assuming average battery capacity per vehicle of 225 kWh for medium-duty trucks, 300 kWh for buses and 750 kWh for heavy-duty trucks, we estimate this could translate into demand for heavy-duty commercial and industrial-scale batteries of approximately 90 GWh in 2030 and approximately 300 GWh in 2040. Our business strategy is to capitalize on this opportunity.
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
The first application of Proterra Powered commercial vehicle electrification technology was through Proterra Transit’s heavy-duty electric transit bus, which we designed from the ground up for the North American market. Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us a leader in the U.S. electric transit bus market. With over 950 electric transit buses on the road, our electric transit buses have delivered more than 30 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
Our decade of experience supplying battery electric heavy duty transit buses provided us the opportunity to validate our products’ performance, fuel efficiency and maintenance costs with a demanding customer base and helped broaden our appeal as a supplier to OEMs in other commercial vehicle segments and geographies. Proterra Powered has partnered with more than a dozen OEMs spanning Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through September 30, 2022, Proterra Powered has delivered battery systems and electrification solutions for more than 1,300 vehicles to our OEM partner customers.
In addition, Proterra Energy has established us as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of September 30, 2022, we had delivered approximately 90 MW of charging infrastructure across North America.
Through September 30, 2022, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered & Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through September 30, 2022, our chief operating decision maker, the Chief Executive Officer, reviewed financial information presented at the entity level for ongoing operations and for internal planning and forecasting purposes, and we had a single reportable segment.
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
Enhanced by Proterra Powered’s high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has been a leader in the North American electric transit market since 2012. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database. We also focus our sales efforts on airports, universities, and corporate shuttle operators. As of September 30, 2022, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040 in North America, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our strategy is to maintain our leadership in market share of the North American electric transit bus market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 950 vehicles on the road which have accumulated more than 30 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.

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
We established significant manufacturing capacity already at scale with approximately 360,000 square feet of manufacturing space across three facilities in two states . In City of Industry, California, we operate a battery production facility as well as a bus manufacturing facility. We also operate a battery production facility in Burlingame, California. Our largest bus manufacturing facility is located in Greenville, South Carolina. Battery manufacturing capacity at our City of Industry facility, if fully staffed on a three shift structure, is 675 MWh, sufficient to supply batteries for both our total bus manufacturing capacity of 680 transit buses across our two bus assembly facilities in Greenville, South Carolina and City of Industry, California, as well as more than 350 MWh of Proterra Powered batteries for third-party customers, equivalent to 1,500 school buses and/or delivery vehicles per year. In November 2021, we entered into a lease arrangement for a new plant (the “Powered 1 factory”) with approximately 327,000 square feet at Greer, South Carolina to expand our battery system manufacturing capacity to multiple gigawatt-hours per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we manufacture our battery packs in two widths and three heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the nine months ended September 30, 2021 our battery production was 145 MWh and in the nine months ended September 30, 2022 our battery production was 255 MWh, a 76% increase year over year. As we increase our production volumes and complete construction of the Powered 1 factory, and improve manufacturing efficiency across our production assets as we scale , we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. With the addition of our Powered 1 factory, we believe we will have sufficient capacity to fulfill our current backlog and anticipated near-term growth but further investment in capacity will be required as demand for electric vehicles continues to grow globally.
For the nine months ended September 30, 2022 and 2021, our total revenue was $229.4 million and $174.4 million, respectively. We generated a gross loss of $3.7 million and a gross profit of $4.8 million for the nine months ended September 30, 2022 and 2021, representing a gross margin of (1.6)% and 3%, respectively. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $147.2 million and $86.8 million for the nine months ended September 30, 2022 and 2021, respectively.
We intend to continue to make investments in developing new products and enhancing existing products. This quarter, we made a strategic equity investment in a privately held entity that we expect to produce lithium iron phosphate (LFP) battery cells in the United States in the coming years to provide us with development opportunities for battery packs with another cell chemistry to address additional segments of the commercial vehicle market. We are also increasing and/or optimizing our production capacity, and also expect to make investments in our sales and marketing organizations as well as those expenses associated with operating as a public company. As a result, we expect that the cost of goods sold and operating expenses will increase with total revenue in absolute dollars in future periods but decline as a percentage of total revenue over time.

Key metrics and select financial data
Deliveries
We delivered 162 (152 new and 10 pre-owned) and 154 vehicles in the nine months ended September 30, 2022 and 2021, respectively. We delivered battery systems for 927 and 134 vehicles in the nine months ended September 30, 2022 and 2021, respectively.
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
Net Income (Loss) to Adjusted EBITDA Reconciliation
Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance we use to evaluate our ongoing operations. Adjusted EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies and should not be considered a substitute for other results reported in accordance with GAAP. We define Adjusted EBITDA as net income (loss), adjusted for the effects of financing, non-recurring items, depreciation on capital expenditures, and other non-cash items such as stock-based compensation, (gain) loss on valuation of derivative and warrant liabilities, gain on debt extinguishment, and other items like start-up costs for new facilities. We believe this measure is a useful financial metric for business planning purposes and to assess the operating performance from period to period by excluding certain items we believe are not representative of our core business. A reconciliation of net income (loss) to adjusted EBITDA is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA Reconciliation:
Net income (loss)	$(65,061)	$36,321	$(156,960)	$(204,868)
Add (deduct):
Interest expense, net	7,361	6,362	21,191	44,288
Provision for income taxes	—	—	—	—
Depreciation and amortization expense	2,911	3,938	9,583	11,675
Stock-based compensation expense	5,356	3,178	16,313	11,265
(Gain) loss on valuation of derivative and warrant liabilities	—	(73,197)	—	72,913
Gain on debt extinguishment	—	—	(10,007)	—
Other items (1)	3,837	—	6,668	—
Adjusted EBITDA	$(45,596)	$(23,398)	$(113,212)	$(64,727)
__________________
(1)Represents the start-up costs for the Powered 1 factory in Greer, South Carolina, which is still under construction.
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
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. Further recent inflation, and increased energy costs and continued disruption in global markets (in part stemming from the war in Ukraine) have further impacted supply chain stability and material costs. We have made adjustments to our business operations and have continued to operate with limited interruptions since March 2020 with no material adverse impact to our operations, financial position, or liquidity through September 30, 2022. Our vehicle and charging system deliveries were impacted, especially during the three months ended March 31, 2022, by ongoing constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. Although we achieved revenue growth during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, these disruptions decreased our production which negatively impacted our revenue and increased our overhead, led to increased costs to secure components critical to our production needs and negatively impacted our margins. We expect our results for the remaining quarter of 2022 to continue to be impacted by supply chain issues, including availability of wiring harnesses for transit and drivetrain products which we currently largely source from one supplier.
More generally, the COVID-19 pandemic, raw material and component price inflation, and increased freight and logistics costs are currently expected to continue to have an impact on our results of operations, financial position, and liquidity. If these disruptions and related shutdowns, shipment delays, part shortages, production inefficiencies or extended customer order and acceptance processes, are prolonged or worsen, including as a result of variant strains of the COVID-19 virus, it could lead to more significant delays in production, the signing of new customer contracts and customer acceptances of near-term deliveries.
Ability to sell additional powertrains, vehicles, chargers and other products to new and existing customers
Our results will be impacted by our ability to sell our battery systems, electrification solutions including charging and energy management software, and electric transit buses, to new and existing customers. We have had initial success with Proterra Powered establishing strategic partnerships and with Proterra Transit selling electric transit buses and chargers to more than 130 customers. Our growth opportunity is dependent on commercial vehicle manufacturers electrifying their product offerings and increasing production as well as transit agencies electrifying more of their fleets (both of which we believe will increase with continued improvement in battery performance and costs over time), as well as our ability to increase manufacturing capacity and secure supply of key components, including battery cells, to meet expected demand. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. In order to sell additional products to new and existing customers, we will need to continue to invest significant resources in our products and services, and our manufacturing capacity and supply chain. If we fail to make the right investment decisions in our technology and electrification solutions, including our battery systems and electrification and charging solutions, and our manufacturing facilities and supply chain initiatives, if customers do not adopt our technology or our products and services or we cannot timely deliver products to customers due to supply chain disruptions or otherwise, or if our competitors are able to develop and deliver technology or products and services that are superior to ours, our business, prospects, financial condition, and operating results could be adversely affected.
Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing, long-term contracts, and in some cases vertical integration. We launched two new manufacturing facilities in 2017 and a new battery manufacturing facility in 2020. We are currently under construction of our third battery production facility. We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. We expect our product cost of goods sold to increase in absolute dollars in future periods as the volume of products we sell increases. As we grow into our current capacity, execute on cost-reduction initiatives, and improve production efficiency, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term. We anticipate that by increasing facility utilization rates and improving overall economies of scale, we can positively impact gross margins of our products, bring value to our customers and help accelerate commercial electric vehicle adoption. Our ability to achieve cost-saving and production-efficiency objectives can be negatively impacted by a variety of factors including, among other things, labor cost inflation, lower-than-expected facility utilization rates, rising real estate costs, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions, and delays in our ability to hire, train, and retain employees needed to scale production to meet demand.
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
Government programs accelerating adoption of zero-emission vehicles
Federal and state funding has accelerated the adoption of electric vehicles in our target markets. For instance, our U.S. transit customers have partially funded electric bus purchases through competitive grant programs, including the Low or No Emission Vehicle Program authorized by the federal Fixing America’s Surface Transportation Act in 2015, and other state-specific funding. The Infrastructure Investment and Jobs Act enacted on November 15, 2021 authorizes additional funding for electric vehicles and electric vehicle charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including over $4.0 billion to replace existing buses with zero emission buses and at least $2.5 billion to replace existing school buses with zero emission school buses. In August 2022, the Inflation Reduction Act added additional funding and tax credit programs for both passenger car and commercial vehicles, many of which will become available to recipients in 2023. In the United States, states are also allocating portions of settlement funds from the approximately $15 billion Volkswagen Emissions Settlement Program to investments in zero-emission transit buses and school buses. We expect that the availability of this now unprecedented level of government funding for our customers, suppliers, and competitors to help fund purchases of commercial electric vehicles and battery systems will remain an important factor in our company’s growth prospects.
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
Operating expenses
Research and development.    Research and development expense consists primarily of personnel-related expenses, consulting and contractor expenses, validation and testing expense, prototype parts and materials, depreciation expense, and allocated overhead costs. Software development costs related to our fleet and energy management platform are expensed as incurred if the capitalization criteria are not met. We intend to continue to make significant investments in developing new products and enhancing existing products. Research and development expense will be variable relative to the number of products that are in development, validation or testing. However, we expect it to decline as a percentage of total revenue over time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Product revenue	$89,769	$59,907	$214,196	$167,401
Parts and other service revenue	6,454	2,034	15,172	7,048
Total revenue	96,223	61,941	229,368	174,449
Product cost of goods sold	91,408	57,034	217,743	162,513
Parts and other service cost of goods sold	6,091	2,244	15,349	7,089
Total cost of goods sold (1)	97,499	59,278	233,092	169,602
Gross profit (loss)	(1,276)	2,663	(3,724)	4,847
Research and development (1)	18,165	11,296	44,871	31,311
Selling, general and administrative (1)	38,554	21,123	98,646	60,327
Total operating expenses	56,719	32,419	143,517	91,638
Loss from operations	(57,995)	(29,756)	(147,241)	(86,791)
Interest expense, net	7,361	6,362	21,191	44,288
Gain on debt extinguishment	—	—	(10,201)	—
(Gain) loss on valuation of derivative and warrant liabilities	—	(73,197)	—	72,913
Other expense (income), net	(295)	758	(1,271)	876
Income (loss) before income taxes	(65,061)	36,321	(156,960)	(204,868)
Provision for income taxes	—	—	—	—
Net income (loss)	$(65,061)	$36,321	$(156,960)	$(204,868)
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$456	$319	$1,350	$865
Research and development	1,409	567	3,690	1,625
Selling, general and administrative	3,491	2,292	11,273	8,775
Total stock-based compensation expense	$5,356	$3,178	$16,313	$11,265

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	93%	97%	93%	96%
Parts and other service revenue	7	3	7	4
Total revenue	100	100	100	100
Product cost of goods sold	95	92	95	93
Parts and other service cost of goods sold	6	4	7	4
Total cost of goods sold (1)	101	96	102	97
Gross profit (loss)	(1)	4	(2)	3
Research and development (1)	19	18	19	18
Selling, general and administrative (1)	40	34	43	35
Total operating expenses	59	52	62	53
Loss from operations	(60)	(48)	(64)	(50)
Interest expense, net	8	10	9	25
Gain on debt extinguishment	—	—	(4)	—
(Gain) loss on valuation of derivative and warrant liabilities	—	(118)	—	42
Other expense (income), net	—	1	(1)	1
Income (loss) before income taxes	(68)	59	(68)	(118)
Provision for income taxes	—	—	—	—
Net Income (loss)	(68)%	59%	(68)%	(118)%
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	1%	1%	—%	—%
Research and development	1	1	2	1
Selling, general and administrative	4	4	5	5
Total stock-based compensation expense	6%	5%	7%	6%
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Product revenue	$89,769	$59,907	$29,862	50%	$214,196	$167,401	$46,795	28%
Parts and other service revenue	6,454	2,034	4,420	217	15,172	7,048	8,124	115
Total revenue	$96,223	$61,941	$34,282	55%	$229,368	$174,449	$54,919	31%
Total revenue increased by $34.3 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase of total revenue was primarily due to an increase of product deliveries across all business lines. We delivered battery systems for 292 vehicles in the three months ended September 30, 2022, as compared to 78 vehicles in the three months ended September 30, 2021, and delivered 60 new vehicles and 5 pre-owned vehicles in the three months ended September 30, 2022 as compared to 52 new vehicles in the three months ended September 30, 2021. Also, we delivered 22.5 MW charging systems in the three months ended September 30, 2022 as compared to 2.6 MW in the three months ended September 30, 2021.

Total revenue increased by $54.9 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase of total revenue was primarily due to an increase of product deliveries across all business lines. We delivered battery systems for 927 vehicles in the nine months ended September 30, 2022, as compared to 134 vehicles in nine months ended September 30, 2021 and we delivered 152 new vehicles and 10 pre-owned vehicles in the nine months ended September 30, 2022 as compared to 154 vehicles in the nine months ended September 30, 2021. Also, we delivered approximately 28.7 MW charging systems in the nine months ended September 30, 2022 as compared to approximately 12.6 MW in the nine months ended September 30, 2021.
The increases were driven by improved production efficiency for batteries and vehicles and fewer supplier delays for charging system deliveries, caused by COVID-19 pandemic and global supply chain disruptions.
Cost of goods sold and gross profit (loss)

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Product cost of goods sold	$91,408	$57,034	$34,374	60%	$217,743	$162,513	$55,230	34%
Parts and other service cost of goods sold	6,091	2,244	3,847	171	15,349	7,089	8,260	117
Total cost of goods sold	97,499	59,278	38,221	64	233,092	169,602	63,490	37
Gross profit (loss)	$(1,276)	$2,663	$(3,939)	(148)%	$(3,724)	$4,847	$(8,571)	(177)
Cost of goods sold increased by $38.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and increased by $63.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in costs were mainly driven by the increased volume and higher material input costs and growth in personnel related costs. Cost of goods sold also included $2.2 million for the three months ended September 30, 2022 and $3.5 million for the nine months ended September 30, 2022 related to start-up costs for the Powered 1 factory under construction.
Gross profit was negatively impacted in 2021 and through June 30, 2022 primarily due to unabsorbed labor and manufacturing overhead costs caused by the COVID-19 pandemic and related supply chain interruptions and delays in production. For the nine months ended September 30, 2022, gross profit was also negatively impacted by a high mix of deliveries with pre-inflation pricing and increased cost of goods sold due to volume and higher material input costs and growth in personnel related costs. Gross profit was also negatively impacted by start-up costs related to the Powered 1 factory which was still under construction as of September 30, 2022.
Operating expenses
Research and development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Research and development	$18,165	$11,296	$6,869	61%	$44,871	$31,311	$13,560	43%
Research and development expense increased by $6.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to an increase in personnel related expenses and stock-based compensation of $4.2 million and an increase in professional fees of $1.3 million to support increased product development efforts.
Research and development expense increased by $13.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to an increase in personnel related expenses and stock-based compensation of $9.0 million and an increase of professional fees of $1.5 million to support increased product and market development efforts.
Selling, general and administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Selling, general and administrative	$38,554	$21,123	$17,431	83%	$98,646	$60,327	$38,319	64%
Selling, general and administrative expense increased by $17.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to an increase in personnel related expenses and stock-based compensation of $7.6 million, an increase in professional fees and IT expense of $7.6 million due to the growth of our business and operating as a public company. General and administrative costs also included $1.6 million related to start-up costs for the Powered 1 factory under construction.
Selling, general and administrative expense increased by $38.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The $38.3 million increase was primarily due to an increase in personnel related expenses of $18.2 million and stock-based compensation of $2.5 million, an increase in professional fees and IT expense of $8.8 million due to the growth of our business and operating as a public company, an increase in insurance expense of $2.6 million and $3.2 million related to start-up costs for the Powered 1 factory under construction.
Interest expense, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Interest income	$(345)	$(749)	$404	(54)%	$(1,112)	$(458)	$(654)	143%
Interest expense	7,706	7,111	595	8	22,303	44,746	(22,443)	(50)
Interest expense, net	$7,361	$6,362	$999	16%	$21,191	$44,288	$(23,097)	(52)%
Interest expense, net increased by $1.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 mainly due to increased PIK interest added to principal of the then outstanding Convertible Notes.
Interest expense, net decreased by $23.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to the write-off of $21.0 million of unamortized debt issuance costs associated with the secured convertible promissory notes (the “Convertible Notes”) with an original aggregate principal of $46.5 million that were converted to equity upon the Closing in June 2021. The partial conversion of Convertible Notes and the Senior Credit Facility repayment of $17.1 million in June 2021 also contributed to lower interest expense in the first half of 2022.
Gain on debt extinguishment

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Gain on debt extinguishment	$—	$—	$—	NM	$(10,201)	$—	$(10,201)	NM
The $10.2 million gain on debt extinguishment was related to the $10.0 million PPP loan forgiveness approved by the SBA in May 2022. The previously paid and accrued interest of $0.2 million was also forgiven.

(Gain) loss on valuation of derivative and warrant liabilities

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
(Gain) loss on valuation of derivative and warrant liabilities	$—	$(73,197)	$73,197	NM	$—	$72,913	$(72,913)	NM
The $73.2 million gain in the three months ended September 30, 2021 was attributable to the $31.7 million and $41.5 million change in fair value when revaluing the liabilities arising from the private placement warrants and public warrants, respectively.
The $72.9 million loss in the nine months ended September 30, 2021 was related to losses on revaluation of derivative and warrant liabilities arising from the Convertible Notes of $111.7 million and $47.3 million, respectively, offset by the $37.8 million and $48.3 million gain recognized on revaluation of the liabilities arising from the private placement warrants and public warrants, respectively.
The derivative and remaining warrant liabilities arising from the Convertible Notes were reclassified to stockholder’s equity upon the Closing in June 2021. The public and private placement warrants were exercised or redeemed in October 2021, and the related warrant liabilities were reclassified to stockholder’s equity.
Other expense (income), net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change	2022	2021	Change	Change
Other expense (income), net	$(295)	$758	$(1,053)	NM	$(1,271)	$876	$(2,147)	NM
The decrease of other expense in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was mainly due to the foreign exchange gains on invoices denominated in currencies other than the U.S. dollar in the three months ended September 30, 2022 as compared to losses in 2021.
The other income in the nine months ended September 30, 2022 was mainly due to the foreign exchange gains on invoices denominated in currencies other than the U.S. dollar and gains from amortization of short-term investment premium/discount. The other expense in the nine months ended September 30, 2021 was mainly related to losses from amortization of short-term investment premium/discount and foreign exchange losses on invoices denominated in currencies other than the U.S. dollar.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position and full valuation allowance, we have not recognized any material provision or benefit through September 30, 2022.
Liquidity and capital resources
As of September 30, 2022, we had cash and cash equivalents and short-term investments of $408.5 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the completion and improvement of our current manufacturing and future capacity expansion, working capital, debt service, and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, the Business Combination, the PIPE Financing, borrowings under our credit facilities, and payments received from customers.

We believe that our sources of existing cash and cash equivalents and short-term investments, borrowing capacity under our Senior Credit Facility described in more detail below, and payments from customers will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. These estimates are based on our current business plan and on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. If we are unable to generate sufficient cash flows from operations in the future, or fund availability under our Senior Credit Facility is not sufficient, we will have to obtain additional equity or debt financing. The issuance and sale of additional equity would result in further dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could result in significant financial and operating covenants that would restrict our operations. We cannot assure you that we will be able to obtain refinancing or additional financing on favorable terms or at all. Uncertainty in global economic conditions create volatility in the credit and financial markets in the U.S. and worldwide and could impact our ability to access additional capital when needed or our liquidity could otherwise be impacted. A recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our securities. Our failure to raise capital as and when needed could have significant negative consequences for our business, financial condition and results of consolidated operations. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors”.
Senior Credit Facility
In May 2019, we entered into a Loan, Guaranty and Security Agreement (the “Senior Credit Facility”), which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior Credit Facility is available on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $20.0 million letter of credit sub-line as of September 30, 2022. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at our option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
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
As of September 30, 2022, there was no balance for borrowings outstanding under the Senior Credit Facility, although we utilized $15.9 million of the facility’s sub-line for letters of credit.
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
As of September 30, 2022, the outstanding balance of the Convertible Notes was $168.9 million including PIK interest of $15.4 million.
The remaining Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days.
Performance bonds and Letters of Credit
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. The collateral provided is shown as restricted cash on the balance sheet. As of September 30, 2022, we had $12.6 million of restricted cash related to performance bonds. We believe that we currently have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
Cash flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(197,586)	$(72,251)
Investing activities	74,571	(391,865)
Financing activities	12,586	633,521
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(110,429)	$169,405
Operating activities
Net cash used in operating activities in the nine months ended September 30, 2022 was $197.6 million compared to $72.3 million in the nine months ended September 30, 2021. The increase of cash used in operating activities in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was mainly due to increases in working capital due to the growth of our business, especially the strategic purchases in inventory due to supply chain constraints and higher costs from material and freight inflation. The decrease in net loss of $47.9 million between the comparison periods is primarily offset by the decrease of $72.9 million of non-cash loss on change in the fair value of derivative and warrant liabilities, decrease of $21.8 million non-cash interest expense and debt discount and issuance costs amortization, and the $10.0 million non-cash gain on debt extinguishment. In the nine months ended September 30, 2022, cash used in operating activities includes $49.8 million and $20.7 million related to inventory and account receivable, $10.0 million for the long-term inventory prepayment, and offset by $19.9 million and $5.1 million related to accounts payable and accrued liabilities and deferred revenue, respectively. In the nine months ended September 30, 2021, cash provided by operating activities included $22.0 million and $0.9 million related to accounts payable and accrued liabilities and other non-current liabilities, respectively, but was more than offset by cash used in accounts receivable, inventory and prepaid expenses and other current assets of $8.2 million, $9.6 million and $5.2 million, respectively.
Investing activities
Net cash used in investing activities was $74.6 million in the nine months ended September 30, 2022 compared to $391.9 million in the nine months ended September 30, 2021. The $74.6 million net cash used in investing activities for the nine months ended September 30, 2022 resulted from $41.8 million capital expenditures mainly related to the Powered 1 factory, $25.0 million in equity investments in a privately held entity, and offset by $116.4 million net cash provided by maturity of marketable securities. The $391.9 million net cash used in investing activities for the nine months ended September 30, 2021 resulted from $379.0 million net purchase of short-term investments and $12.9 million capital expenditures.
Financing activities
Net cash provided by financing activities was $12.6 million for the nine months ended September 30, 2022 as compared to $633.5 million for the nine months ended September 30, 2021. The net cash provided by financing activities for the nine months ended September 30, 2022 primarily resulted from the exercise of stock options. The net cash provided by financing activities for the nine months ended September 30, 2021 primarily resulted from net proceeds of $644.8 million from the Business Combination and the PIPE Financing and $5.5 million from the exercise of stock options and warrants, which was partially offset by the Senior Credit Facility repayment of $17.1 million.
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
Contractual obligations
The purchase commitments including purchase orders or contracts for the purchase of certain goods and services, was $2.3 billion as of September 30, 2022, of which 22% was expected to be due in the next 12 months, 33% in 1-3 years, and the remainder in more than 3 years through 2028. Most of the commitments relate to the expected purchase of cylindrical cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028.
The Convertible Notes had an outstanding principal amount including PIK interest of $168.9 million as of September 30, 2022, which will mature in August 2025. The outstanding balances will be automatically converted into common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days.
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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent accounting pronouncements
See Note 2 to the condensed consolidated financial statements for information regarding recent accounting pronouncements that are of significance or potential significance to us.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in our market risk exposures for the nine months ended September 30, 2022, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through September 30, 2022 had delivered over 950 electric transit buses. In the nine months ended September 30, 2022 and 2021, we recognized $229.4 million and $174.4 million, respectively, in total revenue. In 2021, 2020 and 2019, we recognized $242.9 million, $196.9 million, and $181.3 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. In addition, certain variations of our 40-foot and 35-foot ZX5 transit buses have not yet passed the FTA federal bus testing program, which is a necessary condition to selling our buses to customers that use federal money to fund their purchases. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Valence (formerly called APEX) fleet and energy management software-as-a-service platform. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.
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
We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. There may be ongoing consolidation of industry players which could impact market demand for our products and competition for electrification solutions. For example, in October 2022 Nikola Corporation, a customer, completed an acquisition of Romeo Power, a competitor. Commercial vehicle battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, represent complex products and services. Because these automotive systems depend on technology from many companies, commercialization of commercial vehicle electrification products could be delayed or impaired due to unavailability of technology or integration challenges inherent in the use of multiple vendors in commercial vehicle production. Although we currently have contracts with several commercial customers, these companies may not be able to implement our technology immediately, or at all. Regulatory, safety or reliability requirements, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all, and they may not be designed into commercialized products. Given the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets in which we operate. If demand does not develop or if we cannot accurately forecast customer demand, the size of our markets, or our future financial results, our business, prospects, financial condition, and operating results could be adversely affected.
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
The electric powertrain, electric commercial vehicle and charging solutions industries are highly competitive. We may not be successful in competing against companies in the battery systems, electric powertrain, charging solutions and related industries who may have more resources than we do or who are able to produce products and deliver services that are perceived by the market to be superior to ours. Global battery makers in particular may be able to leverage their superior scale and access to capital to sell their products more effectively to potential customers and may be further incentivized to compete with us in the North American market to take advantage of new incentives and tax credits for commercial vehicle electrification in the Inflation Reduction Act, which became law in August 2022. We may also face competitive pressure from incumbent vehicle producers that decide to enter the battery system or electric powertrain business, or vertically integrate their supply chain, and that are able to leverage their superior resources and capital to produce products that perform or are priced competitively when compared to our own.

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
We may experience, and in 2021 and 2022 have experienced and continue to experience, increases in the cost of, or a sustained interruption in the supply of or shortage of materials necessary for, the production, maintenance and service of our transit buses, battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Any such increases in cost, including due to inflation, supply interruption, materials shortages, or an increase in freight and logistics costs, could adversely impact our business, prospects, financial condition and operating results. Our suppliers use various materials, including aluminum, carbon fiber, lithium, cobalt, nickel, copper and neodymium. The prices and supply of these materials may fluctuate, depending on market conditions, geopolitical risks, such as the conflict in Ukraine and the resulting sanctions on Russia and Belarus, fluctuations in currency exchange rates, and global supply and demand for these materials, including increased production of electric transit buses and other energy storage applications by our competitors and companies in adjacent markets such as passenger cars and stationary storage. Our contracts do not all have mechanisms in place that allow us to raise prices to the end customer due to inflation or other material cost increases. If we are not able to raise our prices to our end customers, inflationary pressures and other material cost increases could, in turn, negatively impact our operating results.
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
Our business is dependent on reliable availability of lithium-ion cells for our battery packs. While we believe other sources of lithium-ion cells will be available for our battery packs, to date, we have only used one supplier for lithium-ion cells for the battery packs used in commercial applications for our Proterra Transit and Proterra Powered customers. As we increase battery pack production, there is no guarantee that our current cell supplier will be able to supply the volume that we will require to meet growing demand. Battery cell demand continues to increase across vehicle segments including passenger car and new incentives and tax credits under the Inflation Reduction Act, which became law in August 2022, may further accelerate demand and competition for cell supply. Any disruption in the supply of battery cells could disrupt production of our battery systems and electric transit buses until we are able to find a different supplier that can meet our specifications and production demands. Such disruption could have an adverse effect on our business, prospects, financial condition and operating results.
We expect raw material prices to remain elevated in the foreseeable future due to inflation and continued global supply chain issues. While we believe our exposure to increased costs is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful. Substantial increases in the prices for our materials or prices charged to us, particularly those charged by lithium-ion cell suppliers or charger hardware providers, would increase our operating costs and could reduce our margins if we cannot recoup the increased costs through increased sale prices on our battery systems, vehicles or charging systems. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause us to experience significant increases in freight charges and material costs. Additionally, because the negotiated price of an existing battery system, vehicle or charging system is established at the outset, we, rather than our customers, bear the economic risk of increases in the cost of materials. Moreover, any attempts to increase battery system, vehicle or charging system prices in response to increased material costs could increase the difficulty of selling our electric transit buses or battery systems at attractive prices to new and existing customers and lead to cancellations of customer orders. If we are unable to effectively manage our supply chain and respond to disruptions to our supply chain in a cost-efficient manner, we may fail to achieve the financial results we expect or that financial analysts and investors expect, and our business, prospects, financial condition and operating results may be adversely affected.

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
We temporarily suspended operations at each of our manufacturing facilities in the United States for short periods of time during 2020, and have in several periods operated at reduced capacity in our battery and bus manufacturing plants because of a shortage of available workers, quarantine restrictions and social-distancing requirements. Some of our suppliers, shippers and partners have also experienced labor shortages due to the COVID-19 pandemic, including, for example, a Michigan-based supplier of battery system components, which resulted in the delayed launch of our battery production line in City of Industry, California because of delays in receiving necessary manufacturing equipment. We have experienced delays in parts deliveries from some of our overseas suppliers related to congestion at the port of Los Angeles, California. Throughout 2022, our vehicle and equipment deliveries were impacted by constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, resulting from global supply chain disruptions stemming from the pandemic. These delays have not caused any plant shutdowns, but have caused delays in production and incremental shipping costs for air freight. Reduced operations or closures at the Bus Testing Center at Altoona, Pennsylvania, and delayed product inspections by customers, also resulted in delayed delivery and acceptances of electric transit buses. Macroeconomic conditions and changes to levels of consumer outlook and spend in the future may further adversely impact the energy product and automotive industries generally. For example, many of our customers, especially those in public transit, have postponed deliveries of our electric transit buses, and other potential customers have delayed requests for product proposals for new electric bus procurements or postponed changing infrastructure projects. If there is lower demand for public transportation in the future and a corresponding decrease in electric transit bus purchases and school bus purchases, our revenue and results of operations could be adversely affected. In addition, the COVID-19 pandemic delayed interest in commercial vehicle electrification for some school bus customers as school districts have reduced spending on capital investments and scaled back their operations generally.
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
Our suppliers have and may fail in the future to deliver components according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these components effectively.
Some of our products contain thousands of parts that we purchase from hundreds of mostly single-source direct suppliers, generally without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic and its related disruption of global supply chains, particularly in the industrial sector, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Single source suppliers provide us with a number of components that are required for manufacturing of our current products. If a single source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a single source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes, loss of access to important technology and tools for producing and supporting our products, and delays in providing replacement parts to our customers. We have experienced component shortages and delays. For example, we have experienced and continue to experience component shortages and delays during the COVID-19 pandemic, including resin for connectors and wiring harnesses, and may continue to experience similar shortages and delays as the pandemic continues. We have also experienced delays in sourcing replacement parts for some of our oldest transit buses in customer fleets, which has led to customer dissatisfaction and buses being out of service for lengthy periods while awaiting replacement parts.
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
Our growth is highly dependent upon the adoption of our battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses by commercial vehicle manufacturers and OEMs, and their willingness to partner with us on the design, development, testing, manufacturing, distribution, deployment, promotion, sale, and support of our products. The market for commercial electric vehicles and electrification technologies is relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new product and vehicle announcements, and changing demands and behaviors of customers and potential partners. For example, in August 2022, the Inflation Reduction Act passed in the United States, adding unprecedented funding opportunities and tax credits for passenger car and commercial vehicle electrification, which could make the United States an attractive market for vehicle electrification and increase competition as more industry players enter our core market. As a result, we spend resources educating our potential customers and partners on the benefits of adopting electric vehicle technology and engaging in lobbying efforts to promote clean energy initiatives that benefit our business activities.
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
•the amount and availability of federal, state, or other government funding and, in particular, the availability of economic incentives promoting fuel efficiency and alternate forms of energy, such as the Low or No

Emission Vehicle Program, the Advanced Technology Vehicle Manufacturing Loan Program and the tax credits in the Inflation Reduction Act;
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
With respect to our transit business, we have few long-term agreements with suppliers and typically purchase supplies on an order-by-order basis depending on the material requirements to build customers’ buses. In many cases, we rely on a small group of suppliers, many of which are single-source suppliers, to provide us with components for our products, such as our bus body and our drivetrains. Moreover, transit bus customers have specified a certain supplier for components, such as its preferred seating or heating, ventilation, and air conditioning units, and we are then beholden to that specified supplier’s terms and delivery schedule. While we obtain components from multiple sources when that is a viable alternative, certain components used in our electric transit buses, such as bus bodies, must be custom made for us. For example, TPI Composites, Inc. is the current sole source supplier for our bus body. We also currently source wiring harnesses for our transit and drivetrain products largely from one vendor that has recently experienced challenges in their business, which if we cannot assist them in solving, could result in delays in our ability to complete product due to their failure to deliver component parts to us on time.

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
Electrification of commercial vehicles is a relatively new field. We have invested significant resources into our technologies, including our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies. For example, we invested in a single-blade overhead charging system that we have deployed and must continue to support for transit customers, even though the industry has moved to other solutions such as overhead pantograph or plug-in charging which also have required, and may continue to require, new investments on our part. In third quarter of 2022, we made a strategic equity investment in a privately held entity that we expect to manufacture LFP cells domestically for us in the future. However, there is no guarantee that this company will succeed in making cells to our specifications, that we will develop product using these cells, or that we will be successful introducing a product with these cells into the market. If we select and invest in technology or technology standards that are not widely adopted or invest in technologies that are not widely adopted by large customers who influence the industry in the future, we may not recover our investments in these technologies and may be at a competitive disadvantage, and our business, prospects, financial condition, and operating results could be adversely affected.
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
We incurred net losses of $157.0 million in the nine months ended September 30, 2022, $250.0 million in the year ended December 31, 2021, $127.0 million in the year ended December 31, 2020, $101.6 million in the year ended December 31, 2019, and we expect to incur net losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $1.0 billion. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain, including advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; building new manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company.
We have also experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 1,173 full-time employees as of September 30, 2022. We expect to hire a significant number of new employees in the near term in order to launch our Powered 1 factory in Greer, South Carolina and to support bus production.

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
Because the majority of our historical and current customers are public transit authorities that do not procure new vehicle fleets every year, the composition of customers that account for a significant portion of our revenue is likely to vary from year to year based on which customers have accepted delivery of large fleet orders with us during the applicable period. For example, two customers accounted for approximately 40% of our revenue for the quarter ended March 31, 2022 (23% and 17% respectively). Moreover, because public transit authorities tend to procure new vehicles in large batch orders, our revenue in any given quarter may be highly dependent on a single customer. For example, in the third quarter of 2022, approximately 45% of electric transit buses were delivered to a single customer, Miami-Dade County, in the second quarter of 2020, approximately 50% of the electric transit buses we delivered were delivered to a single customer, the Port Authority of New York and New Jersey and in the fourth quarter of 2020, approximately 40% of the buses we delivered were delivered to a single customer, the City of Edmonton. We believe that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue in any given period for the foreseeable future because we have only recently begun to deliver our buses and other products at a larger scale and we have a lengthy sales cycle and on-ramp for new customers. Our failure to diversify our customer base by adding new customers or expanding sales to our existing Proterra Transit customers and our failure to add new customers and expand sales to existing customers in our Proterra Powered and Proterra Energy businesses outside of the transit industry could therefore have an adverse effect on our operating results for a particular period.
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
Lack of long-term customer contracts, uncertainty regarding customer option exercises, and customer suspension or termination of contracts may have adverse effects on our business.
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
Further, many transit authority contracts include options to purchase additional electric transit buses in the future, and while a portion of future orders may be represented by options, customers may not end up exercising these options. Although options represent a significant source of potential orders for us, we do not have an extensive history of fulfilling orders based on our customer option agreements. Even if we had a history of significant option exercises by customers, customers may not continue to exercise such options at the same rate or at all in the future. Any loss of customers or decrease in the number of electric transit buses or battery systems purchased under a contract could have an adverse effect on our business, prospects, financial condition, and operating results.
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
As a manufacturer, producer and seller of battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, we are subject to numerous environmental, health, and safety laws and regulations in the United States, including laws relating to exposure to, use, handling, storage, and disposal of hazardous materials, and the building, testing and use of batteries and high-voltage systems, and other components, such as HVAC systems. Moreover, we may be subject to additional regulations as we expand our operations internationally. The costs of compliance, including assessing changes to our operations and notices required in our facilities and on our electric transit buses regarding potential hazards could be substantial. In addition, we may be required to manufacture product with alternative technologies and materials that require changes to our engineering, supply and product development programs that could result in significant cost and delays in product introduction. We also may not be successful in complying with such laws and regulations which could impact our ability to sell our products in certain locations, or result in substantial fines and penalties if our products in service are found to be non-compliant with certain laws and regulations. We also expect regulation of electric powertrains will increase over time, and result in increased compliance costs. For example, beginning in 2023, we will need to receive a zero emission powertrain certification in California. In addition, we have indemnified certain of our landlords for any hazardous waste that may be found on or about property that we lease. Furthermore, delays in achieving required certifications may prevent us from selling product in certain markets, and, any violations of applicable environmental and safety laws and regulations may result in substantial fines and penalties, remediation costs, third-party damages, a suspension or cessation of our sales of product or operations, and negative publicity that could harm our business, reputation, prospects, financial condition, and operating results.
Our future success depends on the continuing efforts of our key employees and on our ability to hire, retain, and motivate additional key employees and scale our workforce.
Our future success depends upon the continuing services of our key employees and on our ability to attract and retain members of our management team and other highly skilled employees, including battery and high voltage systems engineers, electric powertrain designers and engineers, vehicle systems and integration engineers, supply chain and quality control employees, sales personnel, service personnel, and software engineers, and manufacturing talent. In our key areas of operations, including California, there is increasing competition for individuals with skill sets needed for our business, including specialized knowledge of batteries, electric vehicles, software engineering, and manufacturing engineering and quality control. This competition affects both our ability to retain key employees and hire new ones. Moreover, none of our key employees has an employment agreement for a specific term and any of our employees may terminate his or her employment with us at any time. Our continued success depends upon our continued ability to retain current employees and hire new employees in a timely manner, especially to support our expansion plans and to continue to ramp up our suite of offerings related to commercial vehicle electrification. For example, we are building the Powered 1 factory in Greer, South Carolina, and need to hire many people to begin production there. We are also adding additional production shifts at existing facilities. If we cannot find sufficiently trained staff in a timely manner, our launch of production at this facility could be delayed and adversely impact our business. Additionally, we compete for talent with both large and established companies that have far greater financial resources than we do and start-ups and emerging companies that may promise more attractive growth opportunities.
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
We also maintain information technology measures designed to protect us against system security risks, data breaches, and cyber-attacks. Cyber-attacks could include denial-of-service attacks impacting customer service availability and reliability, the exploitation of software vulnerabilities in internet facing applications, social engineering of system administrators (for example, tricking company employees into releasing control of their systems to a hacker), or the introduction of computer viruses or malware into our systems to steal confidential or proprietary data. In 2020, we were the victim of a successful social engineering attack that resulted in the diversion of significant funds we intended to pay a supplier to a fraudulent account. In the third quarter of 2021, human error also resulted in a server for our Valence (formerly called APEX) platform being accessible to the public for a short period of time, allowing unauthorized access to telematics data and, resulting in the deletion of a limited amount of data used by employees and customers for report functionality. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our funds, intellectual property and data. In addition, we are vulnerable to unintentional errors or malicious actions by persons who have authorized access to our systems but exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our technology services. The steps we take to increase the reliability, integrity, and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third-party partners’ and vendors’ technology. Operational errors or failures or successful cyber-attacks could compromise our proprietary information, the quality of our services, and our ability to perform for our customers, resulting in damage to our reputation, which could have an adverse effect on our business, prospects, financial condition, and operating results. In addition, these events could increase the risk of claims alleging that we do not comply with applicable laws and regulations, subjecting us to potential liability and regulatory penalties under privacy laws protecting personal information.
We likely will require additional capital to support business growth, and such capital might not be available on terms acceptable to us, if at all.
We intend to continue to make investments to support our business growth and likely will require additional funds to respond to business challenges, including the need to improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in the issuance of public or private equity, equity-linked, or debt securities to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our business plans. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

However, we will be required to provide an annual management report on the effectiveness of our internal controls over financial reporting in our future annual reports on Form 10-K, as we will no longer eligible to rely on those compliance and disclosure interpretations. Additionally, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including downturns of economic displacement unrelated to COVID-19 or other similar pandemics and the current conflict between Russia and Ukraine. Economic uncertainty and associated macroeconomic conditions, including the ongoing global inflation spikes, make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient funding, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted.
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
New legislation or regulations that could affect our tax burden could be enacted by any governmental authority. United States federal legislation affecting the tax laws was enacted in December 2017 (the “Tax Cuts and Jobs Act” or “TCJA”), March 2020 (the “Families First Coronavirus Response Act”), March 2020 (the “CARES Act”), December 2020 (“Consolidated Appropriations Act, 2021”) and August 2022 (the “Inflation Reduction Act” or “IRA”).
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
On August 16, 2022, President Biden signed the IRA, which will be effective beginning in 2023. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, other significant tax incentives for energy and climate initiatives and other provisions. These new incentives may increase competition.
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

Risks Related to our Common Stock
The price of our common stock has been and may continue to be volatile.
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
Sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 125,389,111 shares of common stock, which registration statement has been declared effective by the SEC. In addition, as of June 17, 2022, Rule 144 became available for the resale of any shares that are restricted or control securities, subject to volume and other restrictions as applicable under Rule 144. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the

SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our common stock could decline. From November 2, 2021 through November 2, 2022 our stock price has ranged from a low of $4.26 to a high of $13.22. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new investments, including additional offerings of our securities, on terms we consider reasonable, or at all.
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

3.2	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-39546)

10.1+*	2022 Form of Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC

Date: November 3, 2022	By:	/s/ Karina F. Padilla
Karina F. Padilla
Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial and Accounting Officer)