Form 10-K
period 2022-12-31
Proterra Inc
filed 2023-03-17
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39546
PROTERRA INC
(Exact name of registrant as specified in its charter)

Delaware	90-2099565
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1815 Rollins Road
Burlingame, California (Address of Principal Executive Offices)	94010 (Zip Code)
(864) 438-0000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	PTRA	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $4.64 for shares common stock then listed on the Nasdaq Global Select Market, was approximately $0.9 billion.
The registrant had outstanding 226.4 million shares of common stock as of March 13, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III, Items 10 through 14 of this Annual Report on Form 10-K (“Annual Report”), as specified in the responses to those item numbers. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•“Convertible Notes” means the Secured Convertible Promissory Notes that Legacy Proterra issued in August 2020;
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
•“Senior Credit Facility” means the Loan, Guaranty and Security Agreement that entered into by Legacy Proterra in May 2019;
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
Forward-Looking Statements
This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Annual Report may include, for example, statements about:
•our financial and business performance, including business metrics and our compliance with terms governing the Convertible Notes and Senior Credit Facility;
•our ability to maintain the listing of our common stock on the Nasdaq Global Select Market (“Nasdaq”), and the potential liquidity and trading of our common stock;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•regulations that we are subject to, the impact of unfavorable changes to such regulations, or our ability to comply with.such regulations;
•expectations regarding corporate, state, federal and international mandates/commitments;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors, and our ability to attract and retain key personnel;
•the anticipated success of our business, including our most recent business expansion with Proterra Powered and Proterra Energy, and our ability to attract the customers and business partners we expect;
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
•increases in costs, disruption of supply, or shortage of materials, particularly lithium-ion cells and wiring harnesses, and drivetrain components;
•our dependence on a small number of customers that fluctuate from year to year, and ability to add new customers or expand sales to our existing customers;
•our ability to improve operational efficiency, streamline supply chain and distribution logistics, reduce organizational complexity and reduce facility costs;
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
•ability to protect our intellectual property;
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
•the potential for our business development efforts to maximize the potential value of our portfolio and our related plans and strategy;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our ability to develop and maintain effective internal controls and procedures and remediate the material weaknesses we have identified in our internal controls;
•the diversion of management’s attention and consumption of resources as a result of potential strategic transactions;
•our ability to maintain adequate operational and financial resources or raise additional capital, generate sufficient cash flows, including our ability to service our debt obligations under the Senior Credit Facility and Convertible Notes;
•our ability to comply with the covenants in the Senior Credit Facility and Convertible Notes;
•our ability to continue as a going concern;
•cyber-attacks and security vulnerabilities; and
•the effect of the COVID-19 pandemic and macroeconomic conditions, such as rising inflation rates, uncertain credit and global financial markets, including the recent bank failures, and supply chain disruptions, and geopolitical events, such as the conflict between Russia and Ukraine and related sanctions, on the foregoing.
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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see Part I, Item 1A, titled “Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.
Summary of Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the following summary of risks does not contain all of the information that may be important to you, and you should read the summary of risks together with the more detailed discussion of risks set forth in Part I, Item 1A under the heading “Risk Factors,” and elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•Our independent registered public accounting firm's audit report includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, indicating the possibility we may not be able to operate in the future.
•Senior Credit Facility and Convertible Notes contain covenants that have and may in the future restrict our business and financing activities. We are in covenant default under the Senior Credit Facility and we have obtained waivers of certain covenants contained in the Convertible Notes. If we are not able to obtain further waivers with respect to, or comply with our covenants under the Senior Credit Facility and Convertible Notes, we would continue to be in default of the Senior Credit Facility or may be in default under one or both of the Senior Credit Facility or Convertible Notes which may have an immediate adverse effect on our business.
•We will require additional capital to support business growth, and such capital might not be available on a timely basis or on terms acceptable to us, if at all.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future.
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
•Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
•Further increases in costs, disruption of supply, or shortage of materials, particularly lithium-ion cells, could continue to harm our business.

•Our recent workforce reduction and planned closure of our City of Industry facility may not be as successful as anticipated and may not improve overall efficiency.
•Because many of the markets in which we compete are new and rapidly evolving, including consolidation of industry players, it is difficult to forecast long-term end-customer adoption rates and demand for our products, and our ability to meet demand for our products.
•If our battery systems, electrification and charging solutions, electric transit buses, fleet and energy management software, or other products have product defects and if our customer service is not effective in addressing customer concerns, our ability to develop, market and sell our products and services could be harmed.
•We face intense and increasing competition in the transit bus market and may not be able to compete successfully against current and future competitors, which could adversely affect our business, revenue growth, and market share.
•We have been and may continue to be impacted by macroeconomic conditions such as the COVID-19 pandemic, rising inflation rates, uncertain credit and global financial markets, including the recent bank failures, supply chain disruption and geopolitical events, such as the conflict between Russia and Ukraine and related sanctions.
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
•We may not be able to develop, maintain and grow strategic relationships in the Proterra Powered or Proterra Energy businesses, identify new strategic relationship opportunities, or form strategic relationships, in the future.
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
Commercial and industrial fleets are expected to adopt electric vehicles at increasingly higher rates over the next two decades, driven by factors including emissions targets and regulations, and lower operating costs. More than 200,000 new electric buses, medium-duty trucks, and heavy-duty trucks are expected to be sold in the industry by 2030 and approximately 650,000 by 2040 in our core markets of North America and Europe. Assuming average battery capacity per vehicle of 225 kWh for medium-duty trucks, 300 kWh for buses and 750 kWh for heavy-duty trucks, we estimate this could translate into demand for heavy-duty commercial and industrial-scale batteries of approximately 90 GWh in 2030 and approximately 300 GWh in 2040 in such markets. Our business strategy is to capitalize on this opportunity.
In the first quarter of 2023, we announced the appointment of Julian Soell as the Chief Operating Officer of the Company, and Christopher Bailey as Chief Business Officer of the Company, each appointment effective as of March 1, 2023. With these appointments, we consolidated all of our product lines under one Chief Business Officer and all our operations under one Chief Operating Officer, from organizing our business around business groups (called Proterra Transit and Proterra Powered & Energy, respectively) each lead by a President. In addition, we announced workforce restructuring plans designed to improve operational efficiency with the reduction of our workforce by up to twenty five percent or the elimination of approximately 300 jobs and the closure of our City of Industry manufacturing facility by December 31, 2023.

We have three commercial offerings each addressing a critical component of commercial vehicle electrification.
•Proterra Powered & Energy. Proterra Powered products are our proprietary battery systems and electrification solutions for global commercial vehicle original equipment manufacturer (“OEM”) customers serving the Class 3 to Class 8 vehicle segments, including delivery trucks, school buses, and coach buses, as well as construction and mining equipment, and other applications. Proterra Energy products and services offer turnkey fleet-scale, high-power charging solutions and software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization. These solutions are designed to optimize energy use and costs, and to provide vehicle-to-grid functionality.
•Proterra Transit. We design, develop, manufacture, and sell electric transit buses as an OEM for North American public transit agencies, airports, universities, and other commercial transit fleets. Proterra Transit vehicles showcase and validate our electric vehicle technology platform through rigorous daily use by a large group of sophisticated customers focused on meeting the wide-ranging needs of the communities they serve.
Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us the leader in the U.S. electric transit bus market. With over 1,000 electric transit buses delivered, our electric transit buses currently have delivered more than 35 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
Our decade of experience supplying battery electric heavy duty transit buses provided us the opportunity to validate our products’ performance, operational efficiency and maintenance costs with a demanding customer base and helped broaden our appeal as a key electrification solutions supplier to OEMs in other commercial vehicle segments and geographies. Proterra Powered’s strategy is to leverage Proterra Transit’s success in the electric transit bus market and domain expertise to showcase the performance of our technology and demonstrate a strong track record of range and reliability in order to provide our battery systems and electrification solutions to other commercial vehicle segments. We believe our success in the transit bus market using our battery systems and electrification solutions to power heavy-duty vehicles with better performance and operating characteristics than a diesel-powered bus, all while maintaining a rigorous regular schedule of operation with little tolerance for error, helps demonstrate the broad applicability of our technology to other commercial vehicle segments with similar requirements. We sell our battery systems and electrification solutions using a business development team as well as a channel sales team for certain end markets. These teams work closely with our engineering team to develop optimal electrification solutions for our customers, adapted to their vehicle requirements.
Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through December 31, 2022, Proterra Powered has delivered battery systems and electrification solutions for more than 1,600 vehicles to our OEM partner customers.
In addition, Proterra Energy has established us as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of December 31, 2022, we had installed more than 95 MW of charging infrastructure across North America.
Through December 31, 2022, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered & Proterra Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through December 31, 2022, our chief operating decision maker, the Chief Executive Officer, evaluates Proterra’s results on a consolidated basis for purposes of making decision on allocating resources and assessing financial performance, resulting in a single reportable segment.
We delivered 199, 208, and 170 new transit buses in 2022, 2021, and 2020, respectively. We also delivered 14 and 9 pre-owned buses in 2022 and 2021, respectively. We delivered battery systems for 1,229 vehicles, 273 vehicles, and 107 vehicles in 2022, 2021, and 2020, respectively.
For the years ended December 31, 2022, 2021 and 2020, our total revenue was $309.4 million, $242.9 million, and $196.9 million, respectively. As of December 31, 2022, in aggregate, we have generated revenue of $749.2 million for the past three years. We generated a gross loss of $(24.0) million for the year ended December 31, 2022 and a gross profit of $2.1 million and $7.5 million for the year ended December 31, 2021 and 2020, respectively. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $220.9 million, $127.6 million, and $96.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Battery system
Our highly modular battery systems meet the needs of a variety of commercial vehicle segments and sizes. We sell our battery packs in two different widths and three different heights depending upon the frame rail length constraints of the vehicle. In addition, each module is available in two different lengths, and three different voltages (25V, 35V and 50V). Modules can be strung in series up to 1,200V within a pack. Packs can be combined up to 16 strings in parallel.
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
Electric drivetrains
A key driver of vehicle performance, and biggest consumer of battery energy, is the drivetrain, which includes the traction motor, inverter, controller, and gearbox. We have partnered with leading engineering and manufacturing companies to offer both single- and dual-motor drivetrains. These are the 275 continuous horsepower ProDrive 2.0 system and the 338 continuous horsepower DuoPower system. Both utilize three-phase, permanent-magnet, liquid-cooled motors. In contrast to internal combustion engines, electric motors provide very high torque for superior hill-climb ability. Proterra couples this with a multi-speed gearbox to deliver that torque across a wide range of vehicle speeds. These systems provide superior performance to a comparably sized commercial diesel vehicle, and provide a higher ‘regen’ efficiency when the bus is braking. Our drivetrains also have significant advantages over traditional powertrains in weight and serviceability. Our motor weighs 90 kilograms, compared to over 800 kilograms for a typical diesel engine, and may be removed in four hours, compared to 12 hours for a standard diesel engine.
The traction motor inverter is a liquid-cooled power electronics unit that converts high-voltage battery direct-current into AC power required for the desired torque and speed of the traction motor. This unit operates bi-directionally, acting as the control to turn the motor into a regenerative brake, recovering energy back into the battery packs. The drivetrain controller translates the accelerator and brake pedal commands into torque and speed commands for the inverter. The drivetrain controls a number of safety functions, including anti-lock brake system activation, hill-hold features, and programmable responsiveness for both acceleration and regeneration. We believe that multispeed gearboxes, paired with small high-performance motors, provide our customers compelling value, performance, and vehicle range.
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
ZX5 electric transit bus
The Proterra electric transit bus is our flagship product and the only finished vehicle we manufacture ourselves as an OEM. In 2014, we launched our first 40-foot electric low-floor transit bus seating up to 40 people, followed one year later by a 35-foot version seating up to 29 people. We focus on 35-foot and 40-foot buses because these buses represent more than three-quarters of the market according to the Federal Transit Authority’s National Transit Database. Currently offered with battery sizes up to 492 kWh on the 35-foot and base 40-foot, and up to 738 kWh on the ZX5 Max variant, our buses can provide a range of up to 340 miles on a single charge. With the batteries mounted in ballistic-grade enclosures below the floor of the vehicle between the axles, the bus has been designed to optimize mass distribution and safety. Enabled by our battery and electric drive train technology and a body made of light-weight composite materials, our purpose-built electric transit bus also offers compelling acceleration, gradeability, and energy efficiency. Along with zero tailpipe emissions and low maintenance costs, the Proterra Electric Transit Bus offers a compelling value proposition to transit agencies seeking to electrify their fleets.
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
The ZX5 bus can be charged by either a standard J1772 CCS charge port for in-depot charging, or a J3105 standard-compliant overhead pantograph charger, offering an estimated charge time of three hours. The latter can be deployed in-depot or used as an on-route charger for charge replenishment.
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
Proterra Transit electric buses can also be acquired with a battery lease through our battery leasing program. We offered this program in 2021 through a partnership with Mitsui, whose contract with us ended in March 2022. We are currently offering this program directly. This program enables the customer to pay for the price of the battery over time rather than upfront with the price of the bus. Given the operational savings our buses typically offer in both fuel and maintenance costs, we seek to structure the battery lease payments so they are covered by the operating cost savings.
Fleet-scale charging solutions
Fleet charging requires a complex balance of multiple stakeholder groups, fleet logistics, battery operational requirements, variable charging times and power, and electric utility engagement, which together present more challenges than passenger vehicle charging. Successful charging infrastructure implementation is critical to scaling the deployment of commercial electric vehicles. We have designed our charging solutions with a focus on high power, scalability, bi-directional power capability, autonomous charge docking, and charge management. We believe our software algorithms and planning solutions can enable as much as 50% fewer chargers, while optimizing both charging time and energy costs.
We currently offer five charger capacities for small fleet solutions: 60 kW, 90 kW, 120 kW, 150 kW, and 180 kW. We also offer a Megawatt class of charger for large fleet solutions. Our charger architecture is designed for commercial fleet applications and allows for the larger charging hardware cabinet to be placed up to 500 feet away from the charger dispensers. This architecture provides commercial fleets with more siting flexibility in depots with limited space. The dispensers can be ground-, wall-, or overhead structure-mounted to meet a customer’s specific requirements. Charging systems include a wireless data connection to our Valence software platform that allows for over-the-air software updates.
Valence software platform
The Proterra Valence (formerly called APEX) connected vehicle intelligence system is a cloud-based data platform that can provide customers performance information about their fleets, and is designed to provide management of vehicle and charging operations to reduce operating costs.
Our hardware and software connectivity platform is designed for compatibility with each vehicle and charging system that we deliver. Each gateway on a vehicle or charging system automatically connects securely with our cloud-based platform. Applications that run on this platform are accessible to registered users through a role-

based, access-controlled web portal. Our data exploration tools offer users current and historical metrics, insights, and reports. Metrics include odometer readings and mileages, battery state-of-charge, energy usage by subsystem, overall energy efficiency, route geolocation, and environmental impact. Charging voltages, power, energy delivered, and session start and stop times are also available. Real-time fault and status alert capabilities provide user notifications through email and text message. The telematics platform also provides charge management capability enabling optimization of power levels and energy costs based on bus arrival and departure schedules. The telematics platform can enable over-the-air updates, and over time we expect to expand its functionality to include further charge management capabilities which is expected to enable customers to minimize demand charges and further reduce energy costs. The Valence platform is designed to be flexible and can also be configured for use with other commercial electric vehicles.
Our Technology
Our technology platform supports our broad portfolio of products and services across the electrification ecosystem designed to overcome the most significant obstacles to commercial vehicle electrification. The primary features of our electric vehicle technology platform, designed to meet the unique requirements of commercial fleet electrification and differentiate it from the competition, include:
•Integrated technology solutions spanning the electrification ecosystem.    Our proprietary commercial electric vehicle platform is centered on our Proterra Powered battery and electric drivetrain technology, is complemented by our Proterra Energy fleet-scale, high-power charging infrastructure solutions, and enhanced by our Valence fleet and energy management software-as-a-service platform, which is designed to enable customers to manage their vehicles and charging operations in real-time, reducing the total cost of ownership. Proterra Transit offers real-world validation, testing, and a positive feedback loop for our technology platform.
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
Customers
Proterra Powered and Energy    As of December 31, 2022, Proterra Powered had delivered electric vehicle battery systems and electrification solutions to customers in commercial and industrial vehicle segments including school buses, coach buses, delivery trucks, and off-highway equipment. As of December 31, 2022, Proterra Energy had installed more than 95 MW of charging infrastructure across North America.

Proterra Transit    As of December 31, 2022, Proterra Transit customers include municipal transit agencies, corporations, airports, universities, and national parks.
In the year ended December 31, 2022, we have two customers with 10% or more of total revenue.
Distribution, Sales and Marketing
Distribution
We distribute our products by truck and rail in North America and to overseas customers by boat and if necessary, by air freight.
Sales
We sell our battery systems and electrification solutions, fleet and energy management software and electric transit buses using a business development team as well as a channel sales team for certain markets. These teams are located in North America and focus on the customers and industries that are likely to adopt commercial vehicle electrification. The sales team for Proterra Powered, including the channel sales team, works closely with the engineering team to develop optimal electrification solutions for our customers, depending on their vehicle requirements. Proterra Transit sells buses with Proterra Powered battery/powertrain systems through a direct sales force, which is comprised of a small team of sales directors who maintain an active dialogue with the largest 400 transit agencies and commercial bus fleet operators in North America. Given the well-defined and consolidated nature of our customer base, we can cover our market with a lean and focused sales team, organized by designated geographical regions. Our transit sales organization also includes a demo team, and a proposals and contracts team. Our sales team leads product experiences with customers and has been an integral tool in our sales process. Our proposals and contracts team leads customer engagement in the procurement process, assisting with documentation related to the procurement process, as well as detailed customer-specific product configuration. Proterra Energy has a sales team that directly sells to Proterra Powered and Proterra Transit customers but also responds to solicitations from other customers. The Proterra Energy team includes a fleet modeling specialist and sales engineers to help design optimal charging and energy solutions for customers. In addition to the sales teams, we have a government relations team that helps to facilitate our sales effort by building and supporting relationships with public utilities, local governments, the federal government, and transit agencies to educate these entities about our company and facilitate the adoption of electric vehicles.
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
Our engineering team in Burlingame includes battery and charging system engineers with significant industry experience. We have launched several battery and charger families using a rigorous multi-phase process in collaboration with our design and internal manufacturing teams, as well as outside vendors. Key areas of technical focus include battery structure, thermal and battery management systems, charging systems, high voltage power distribution, and embedded electronics. The team uses the latest combined environment durability test methods and rigorous safety testing protocols that are designed to assure product reliability and safe operation.
Proterra Transit’s vehicle engineering team, based primarily in Greenville includes a number of experienced sub-teams organized by vehicle technology. Those include body, interior/exterior, chassis, pneumatics, mechanical systems, low and high voltage electrical, thermal systems, controls, embedded electronics and drivetrain.
Supply chain
We have developed close relationships with several key suppliers, particularly for lithium-ion cells, drivetrain components, charging systems, and bus bodies. Our bus bodies are purchased from TPI Composites, Inc. While we obtain some components from multiple sources, in some cases we also purchase significant components used in our products from a single source that we have validated. For our battery cells, we have two qualified suppliers for supply chain resiliency but have only used one of these suppliers, LG Energy Solution, for our current battery system to date. We also operate a cell testing lab where we regularly empirically evaluate the performance and reliability of new cells and cell chemistries from a wide range of global cell manufacturers.
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
Manufacturing
We have battery manufacturing facilities in City of Industry and Burlingame, California, and Powered 1 battery factory at Greer, South Carolina, which started production in January 2023. We manufacture electric transit buses at each of our facilities in City of Industry and Greenville. In January 2023, we announced a plan designed to improve operational efficiency, including the planned closure of our City of Industry facility. We will move manufacturing from our City of Industry facility to our existing facilities in Greenville. Transit bus production in the City of Industry facility is expected to end in the first quarter of 2023, and battery production at the City of Industry facility is expected to end by the end of the third quarter of 2023. We plan to vacate the City of Industry facility by the end of 2023.
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
In August 2022, the Inflation Reduction Act was signed into law, adding additional funding and tax credit programs for commercial vehicles, including a commercial clean vehicle credit, a number of which are expected to become available to recipients in 2023.
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
The Bipartisan Infrastructure Law provides approximately $567 billion to discretionary and formula programs under the U.S. Department of Transportation’s (“USDOT”) jurisdiction, including approximately $39 billion of funding to transit, which represents an increase of 43% compared to amounts authorized under the FAST Act. Among other programs, the Bipartisan Infrastructure Law authorized a supplemental appropriation of $5.25 billion over five years for the Low or No Emission Program. Although 25% of this funding is reserved for low-emission buses only, it will provide over $850 million per year for funding zero-emission transit buses and infrastructure, a 14-fold increase over the authorized amounts in the FAST Act. The Bipartisan Infrastructure Law also funds the Buses and Bus Facilities competitive program at $376 million in 2022 to $412 million in 2026.
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
As of December 31, 2022, we held 77 issued U.S. patents and had 25 U.S. patent applications pending. We also held 31 issued patents and 30 patent applications pending in a foreign jurisdiction. Our U.S. issued patents expire between 2029 and 2040. As of December 31, 2022, we held 8 registered trademarks in the United States, including the Proterra mark, and also held 14 registered trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to continue to file additional patent applications with respect to our technology.
Human Capital Management
We believe that our talented workforce and our mission driven company culture are competitive advantages and we have taken steps to strengthen our culture and focus on workforce development and engagement as we have grown. As of December 31, 2022, we employed 1,247 full-time equivalent employees. In January 2023, we announced a reduction of approximately 25% of our workforce across multiple locations and closure of our City of Industry facility where we manufacture transit buses and battery systems. We continue to hire new employees based on business needs. Our production employees in City of Industry are represented by the United Steel Paper & Forestry, Rubber, Manufacturing, Energy, Allied & Industrial Service Workers International Union AFL-CIO, CLC and we have a collective bargaining agreement with the union that will terminate with the wind down of the City of Industry facility. We do not have collective bargaining agreements in any of our other facilities.
In 2022, we focused on our culture by engaging our employees and leadership through surveys, focus group meetings, cross functional working sessions, and establishing an employee task force to work with external consultants to refine and communicate our shared values of innovation, adaptability, continuous improvement, teamwork & collaboration, inclusion, kindness, and sustainability. We also hired our first Chief People Officer in October 2022.

Health and Safety

We are a manufacturer and a technology company. We are committed to providing safe and healthful working conditions for all of our employees across all of our development, testing, and manufacturing environments, and at all of our locations and customer’s job sites. Safety is routinely addressed at our Board, leadership, staff and production meetings throughout the company. We strive to ensure safe, responsible and sustainable operations across all aspects of our business.

Compensation and Benefits

Our competitive compensation and benefit programs are designed to attract and retain talented and diverse employees across our manufacturing, technology, leadership and support functions. In addition to competitive wages and salaries, we offer comprehensive medical, dental and vision plans, an employee assistance program, flexible spending programs, family and other leave programs, commuter benefits, a Company matched 401(k) Plan, and an employee stock purchase plan and opportunities to be awarded equity grants under our equity incentive plan.
Inclusion and Diversity

Proterra is committed to hiring inclusively, fostering an inclusive culture, and ensuring equitable pay for employees. We continue to focus on increasing diverse representation at every level of the Company. Our leadership team is measured by the Board of Directors on our progress against diversity, equity and inclusion goals.
Workplace Policies

We ask our employees to read and acknowledge our Code of Business Conduct and Ethics each year. Proterra has a zero tolerance policy for discrimination or harassment. We are committed to providing a workplace free of harassment or discrimination based on gender, race, color, religion, age, citizenship, sexual orientation, gender identity, gender expression, marital status, pregnancy, national origin, ancestry, physical or mental disability or condition, and other legally protected status.
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
Risks Related to Our Financial Condition
Our independent registered public accounting firm's audit report includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, indicating the possibility we may not be able to operate in the future.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year of the financial statements included elsewhere in this Annual Report on Form 10-K being issued.

Pursuant to the terms of the purchase agreement governing the Convertible Notes, we are required to maintain Liquidity (as defined therein) as of the last day of each quarter of not less than the greater of (a) $75.0 million and (b) an amount equal to the product of multiplying (i) the amount of Cash Burn (as defined therein) from operations for the three-month period ending on the end of such month by (ii) four (the “Minimum Liquidity Covenant”).
As of December 31, 2022, we did not have Liquidity in an amount equal to clause (b) above as of such date. As a result, we obtained a waiver of the Minimum Liquidity Covenant for the quarter ended December 31, 2022. Without such waiver, we would have been in default of the Convertible Notes, which would have resulted in a cross-default under the Senior Credit Facility. However, we have not obtained a waiver of the Minimum Liquidity Covenant for any future periods, and, as a result of anticipated operating cash outflows from operation, capital investment at our Powered 1 battery factory, and incremental cash payments for the workforce restructuring we announced in January 2023, we may not satisfy the Minimum Liquidity Covenant as of March 31, 2023 for the quarter ended March 31, 2023.
In addition, the audit report included elsewhere in this Annual Report on Form 10-K contains a going concern qualification, and our inability to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern is an event of default under both the Convertible Notes and the Senior Credit Facility. We have obtained a prospective limited waiver under the Convertible Notes, which will expire on March 31, 2023, with respect to our obligations under the Convertible Notes to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern in connection with this Annual Report on Form 10-K, and a cross-default under the Convertible Notes with respect to the Senior Secured Credit Facility, resulting from the substantially similar covenant thereunder. If we are unable to obtain a further waiver under the Convertible Notes beyond March 31, 2023, then there would be an event of default under the Convertible Notes for failure to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) in this Annual Report on Form 10-K, which would be a cross-default under the Senior Credit Facility, unless waived. An event of default under the Convertible Notes would permit the holders of the Convertible Notes to cause all of the outstanding indebtedness under the Convertible Notes to become immediately due and payable.
In addition, we have not obtained a waiver with respect to the corresponding covenant under the Senior Credit Facility as of the date hereof and we are therefore in default of such covenant as of the issuance of the financial statements and related audit report included elsewhere in this Annual Report on Form 10-K. Unless waived, the default under the Senior Credit Facility resulting from the issuance of these financial statements and related audit report containing a going concern qualification (and potential cross-default under the Convertible Notes if we are unable to obtain a waiver thereunder beyond March 31, 2023), permits (and would permit) the Lenders under the Senior Credit Facility to terminate all commitments to extend credit under the Senior Credit Facility and cause all of the outstanding indebtedness under the Senior Credit Facility to become immediately due and payable.

If we are unable to comply with or obtain a waiver for the Minimum Liquidity Covenant, if applicable, for the quarter ended March 31, 2023 or a future period (and/or if we are unable to obtain a waiver under the Convertible Notes beyond March 31, 2023 with respect to our obligations under the Convertible Notes to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern in connection with this Annual Report on Form 10-K and cross-default under the Convertible Notes with respect to the Senior Secured Credit Facility), there would be an unwaived event of default under the Convertible Notes and a cross-default under the Senior Credit Facility on March 31, 2023 or such future period, which would permit (i) the holders of the Convertible Notes to cause all of the outstanding indebtedness under the Convertible Notes to become immediately due and payable and (ii) the Lenders under the Senior Credit Facility to cause all of the outstanding indebtedness under the Convertible Notes to become immediately due and payable and to terminate all commitments to extend credit under the Senior Credit Facility. If such indebtedness were to become immediately due and payable in the event of such a default this would have an immediate adverse effect on our ability to meet our working capital needs and our business and operating results.

The current and potential events of default under the Convertible Notes and the Senior Credit Facility when coupled with the following conditions: our available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, causes substantial doubt about our ability to continue as a going concern to exist.

There is no assurance that we will be able to obtain any future waivers under the Convertible Notes or the Senior Credit Facility or other resolution with the holders of the Convertible Notes and the lenders under the Senior Credit Facility on a timely basis, on favorable terms or at all. We would need to take further action to raise additional funds in the capital markets or otherwise to fund our obligations under the Convertible Notes in addition to our other obligations over the one-year period from the issuance of the financial statements included elsewhere in this Annual Report on Form 10-K, and we would not be able to draw upon the Senior Credit Facility. If we do not have sufficient funds or we are unable to arrange for additional financing to repay outstanding debt, the lenders under the Senior Credit Facility and holders of the Convertible Notes could seek to enforce their security interests in the collateral securing the indebtedness under the Senior Credit Facility and the Convertible Notes, which are secured substantially by all our assets including intellectual property and other restricted property.

We expect to seek additional funds through potential securities financings, debt financings or other capital sources or strategic transactions. In addition, we may seek to obtain a waiver or amendment of our existing debt agreements. However, we may not be successful in securing additional financing on acceptable terms or at all, or in obtaining a waiver or amendment to our existing debt agreements. Furthermore, high volatility and uncertainty in the capital markets resulting from the COVID-19 pandemic and macroeconomic conditions, including rising inflation rates and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, has had, and could continue to have, and a negative impact on the credit and financial markets and on the price of our common stock and could adversely impact our ability to raise additional funds. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors, or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, and our suppliers could impose more onerous terms on us, such as requiring cash payments prior to parts delivery, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies, and we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our common stock.

Senior Credit Facility and Convertible Notes contain covenants that have and may in the future restrict our business and financing activities. We are in covenant default under the Senior Credit Facility and we have obtained waivers of certain covenants contained in the Convertible Notes. If we are not able to obtain further waivers with respect to, or comply with our covenants under the Senior Credit Facility and Convertible Notes, we would continue to be in default of the Senior Credit Facility or may be in default under one or both of the Senior Credit Facility or Convertible Notes which may have an immediate adverse effect on our business.
Each of Senior Credit Facility and Convertible Notes is secured by substantially all our assets, including our intellectual property and other restricted property. Subject to certain exceptions, the Senior Credit Facility and Convertible Notes also restrict our ability to, among other things:
•dispose of or sell our assets;
•make material changes in our business or management, or accounting and reporting practices;
•acquire, consolidate, or merge with other entities;
•incur additional indebtedness;
•create liens on our assets;
•pay dividends;
•make investments;
•enter transactions with affiliates; and

•pre-pay other indebtedness.
The covenants in the Senior Credit Facility, Convertible Notes, and any future financing agreements that we may enter, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. See the Risk Factor entitled - Our independent registered public accounting firm's audit report includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, indicating the possibility we may not be able to operate in the future - for risks related to our events of default, cross-defaults under the debt instruments, and related waivers, as applicable, concerning maintaining Liquidity (as defined in the Convertible Notes) and our failure to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) in our Annual Report on Form 10-K for the period ending December 31, 2022 under the Senior Credit Facility and the Convertible Notes. Further, if we fail to comply with our debt covenants in the future, there is no assurance that we will be able to obtain any future waivers under the Convertible Notes or the Senior Credit Facility.
If the Convertible Notes were to become immediately due and payable because of such events of default, we may not have sufficient cash available to repay our obligations under the Convertible Notes and meet the working capital needs of our business, which would have an immediate adverse effect on our business and operating results. We would need to take further action to raise additional funds in the capital markets or otherwise to service our obligations under the Convertible Notes in addition to our other obligations over the period, and we would not be able to draw upon the Senior Credit Facility. If we do not have sufficient funds or we are unable to arrange for additional financing to repay outstanding debt, holders of the Convertible Notes could seek to enforce their security interests in the collateral securing the Convertible Notes, which are secured substantially by all our assets including intellectual property and other restricted property, and we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code, and it is likely that investors will lose all or a part of their investment.

We will require additional capital to support business growth, and such capital might not be available on terms acceptable to us, if at all.
We expect to seek additional funds through potential securities financings, debt financings or other capital sources or strategic transactions. We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges, including the need to improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we will need to engage in the issuance of public or private equity, equity-linked, debt securities or other financing or strategic transaction to secure additional funds. We may not be able to obtain additional financing on a timely basis or on terms favorable to us, if at all. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential strategic transactions.
There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of recent bank failures. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and harm our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon our business plans. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our access to capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business, prospects, financial condition, and operating results could be adversely affected.See the Risk Factor entitled - Our independent registered public accounting firm's audit report includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, indicating the possibility we may not be able to operate in the future, for additional risks related to our ability to raise additional capital.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity as of the date of the financial statements, and the amount of revenue and expenses, during the periods presented, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include those related to determination of revenue recognition, stock-based compensation, inventory, and warranties. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the trading price of our common stock.
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

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate these material weaknesses or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, and may adversely affect investor confidence, our reputation, our ability to raise additional capital, and our business operations and financial condition.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, because of the material weaknesses in internal control over financial reporting, described below.
We did not have a sufficient number of trained resources with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting.
As a result:
•We did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks at a sufficient level of detail to identify all relevant risks of material misstatement across the entity.
•We did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting.
•We did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.
As a consequence, we did not effectively design, implement, or operate process-level control activities for substantially all of our financial reporting processes.
Our management, with the oversight of the audit committee of our board of directors, is in the process of designing and implementing a remediation plan and is taking steps to remediate the material weaknesses. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate in a timely manner or at all the control deficiencies that led to our material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected and we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Any failure to remediate the material weaknesses or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in material misstatements of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq. For example, in connection with the identification of the material weakness described above, we were unable to file this Annual Report on Form 10-K by the deadline prescribed by the SEC and, as a result, we are currently not eligible to utilize a Form S-3 registration statement. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts and others could also be adversely affected.

Risks Related to Our Business and Industry
Our limited history of selling battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
Although Legacy Proterra was incorporated in 2004, we only began delivering electric vehicles in 2010, and through December 31, 2022, had delivered over 1,000 electric transit buses. In 2022, 2021 and 2020, we recognized $309.4 million, $242.9 million, and $196.9 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Valence (formerly called APEX) fleet and energy management software-as-a-service platform, which has only had beta customers until recently; we just relaunched the platform as Valence in 2022. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.
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
We incurred net losses of $238.0 million, $250.0 million, and $127.0 million in 2022, 2021, and 2020, respectively, and we expect to incur net losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $1.1 billion. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain, including advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; building new manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company.

We have also experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 1,247 full-time employees as of December 31, 2022. On January 13, 2023, we approved a plan designed to improve operational efficiency, including reducing our workforce by approximately 25% and closing our City of Industry facility. We will move manufacturing from our City of Industry facility to our existing facilities in South Carolina. In transitioning manufacturing facilities, we may experience delays and disruptions in our manufacturing and production activities. We also expect to continue to hire new employees, particularly for our manufacturing facilities in South Carolina. Managing our growth has and will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments.

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

Our operating results have fluctuated and may fluctuate from quarter to quarter, which makes our future results difficult to predict.
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
•timing of stock-based compensation expense; and
•general economic and political conditions and government regulations in the United States and Canada and the countries where we may expand in the future, macroeconomic such as the COVID-19 pandemic, rising inflation and interest rates, uncertain credit and global financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruption and geopolitical conditions, including the conflict between Russia and Ukraine and related sanctions.
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
Further increases in costs, disruption of supply, or shortage of materials, particularly lithium-ion cells, wiring harnesses, and drivetrain components could continue to harm our business.
We may experience, and in 2021 and 2022 have experienced and continue to experience, increases in the cost of, or a sustained interruption in the supply of or shortage of materials necessary for, the production, maintenance and service of our transit buses, battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. For example, our vehicle and equipment deliveries were impacted by constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, wiring harnesses, and certain drivetrain components, resulting in part from global supply chain disruptions stemming from the effects of the Covid 19 pandemic and in part from challenges particular to certain vendors. These delays have caused temporary shutdowns of our production lines, and have caused delays in production and incremental shipping costs for air freight. Further, if suppliers impose unfavorable credit term as a result of our current financial condition, this could restrict our ability to secure parts and limit our production. Any such increases in cost, including due to inflation, supply interruption, materials shortages, or an increase in freight and logistics costs, our unfavorable credit terms with suppliers could adversely impact our business, prospects, financial condition and operating results.
Our suppliers also use various materials, including aluminum, carbon fiber, lithium, cobalt, nickel, copper and neodymium. The prices and supply of these materials may fluctuate, depending on market conditions, geopolitical risks, such as the conflict in Ukraine and the resulting sanctions on Russia and Belarus, fluctuations in currency exchange rates, and global supply and demand for these materials, including increased production of electric transit buses and other energy storage applications by our competitors and companies in adjacent markets such as passenger cars and stationary storage. Our contracts do not all have mechanisms in place that allow us to raise prices to the end customer due to inflation or other material cost increases. If we are not able to raise our prices to our end customers, inflationary pressures and other material cost increases could, in turn, negatively impact our operating results.
Moreover, we are subject to risks and uncertainties associated with changing economic, political, and other conditions in foreign countries such as disruptions due to geopolitical turmoil, including the conflict between Russia and Ukraine and related sanctions, and due to the ongoing COVID-19 pandemic and related global supply chain disruptions, increased import duties, tariffs, and trade restrictions. Unavailability or delay of imports from our suppliers have caused and may in the future cause interruptions in our supply chain and increase our costs of procurement. Even if we do not have suppliers in Ukraine or other countries affected directly by such conflict, companies that can no longer rely on suppliers in countries affected by the conflict may look to suppliers in other parts of the world, including the suppliers from which we source materials. Consequently, we may experience increased competition for materials, which could further increase the cost to us of sourcing materials and negatively impact our ability to source parts from our current suppliers and from identifying and working with new suppliers.
Our business is dependent on reliable availability of lithium-ion cells for our battery packs. While we believe other sources of lithium-ion cells will be available for our battery packs, to date, we have only used one supplier for lithium-ion cells for the battery packs used in commercial applications for our Proterra Transit and Proterra Powered customers. As we increase battery pack production, there is no guarantee that our current cell supplier will be able to supply the volume that we will require to meet growing demand. Battery cell demand continues to increase across vehicle segments including passenger car, and new incentives and tax credits under the Inflation Reduction Act, which became law in August 2022, may further accelerate demand and competition for cell supply. Any disruption in the supply of battery cells could disrupt production of our battery systems and electric transit buses until we are able to find a different supplier that can meet our specifications and production demands. Such disruption could have an adverse effect on our business, prospects, financial condition and operating results.
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
Our recent workforce reduction and planned closure of our City of Industry facility may not be as successful as anticipated and may not improve overall efficiency.
On January 20, 2023, we implemented a reduction-in-force and announced the closure of our City of Industry facility, which we expect to vacate by the end of 2023. While we believe this will improve operational efficiency and expect to realize cost reductions, we may not be able to realize the full benefits within the anticipated time frame, or at all. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with the reduction in workforce and facility closure. Further, we may experience unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.

While we have implemented, and intend to continue to implement, cost-reduction strategies in order to meet our profitability goals, if we do not achieve expected savings or if operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. We may also incur substantial costs or cost overruns in utilizing and increasing our production capability, particularly if we build new battery production lines, and if we vertically integrate subsystem production into our manufacturing facilities. In addition, if we do not manage cost-reduction efforts properly, such efforts may affect the quality of our products and our ability to generate future revenue. Moreover, significant portions of our operating expenses are fixed costs that will neither increase nor decrease proportionately with revenue. In addition, we incur significant costs related to procuring the materials required to manufacture our battery systems, electrification and charging solutions, fleet and energy management systems and electric transit buses, as well as assembling electric transit buses and systems, and compensating our personnel. If we are not able to implement further cost-reduction efforts or reduce our fixed costs sufficiently in response to a decline in revenue, our business, prospects, financial condition, and operating results may be adversely affected.
Because many of the markets in which we compete are new and rapidly evolving, including possible consolidation of industry players, it is difficult to forecast long-term end-customer adoption rates and demand for our products, and our ability to meet demand for our products.
We are pursuing opportunities in markets that are undergoing rapid changes, including technological and regulatory changes, and it is difficult to predict the timing and size of the opportunities. There may be ongoing consolidation of industry players which could impact market demand for our products and competition for electrification solutions. For example, in October 2022 Nikola Corporation, a customer, completed an acquisition of Romeo Power, a competitor. Commercial vehicle battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, represent complex products and services. Because these automotive systems depend on technology from many companies, commercialization of commercial vehicle electrification products could be delayed or impaired due to unavailability of technology or integration challenges inherent in the use of multiple vendors in commercial vehicle production. Although we currently have contracts with several commercial customers, these companies may not be able to implement our technology immediately, or at all. Some of our commercial customers are emerging companies that may not be able to commercialize their products on the production timelines they contemplated when entering into a contract with us, or at all. In 2022, we renegotiated production volumes and minimum order penalties for some customers, and any future inability of customers to meet contract commitments could adversely affect our business and financial results.
In addition, regulatory, safety or reliability requirements, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in the correct market opportunities. If one or more of these markets experience a shift in customer or prospective customer demand, our products may not compete as effectively, if at all. It is also possible that we may not be able to meet demand, and lose customer or prospective customer confidence as a result and lose business to competitors. In the evolving nature of the markets in which we operate, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets in which we operate. If demand does not develop or if we cannot accurately forecast customer demand, the size of our markets, or our future financial results, our business, prospects, financial condition, and operating results could be adversely affected.
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
Our battery packs use of lithium-ion cells, which have been observed to catch fire, and our charging solutions operate at high voltages which may cause concerns regarding the use of battery systems, electrification and charging solutions and fleet and energy management software in public transit and other commercial vehicles.
The battery packs that we produce make use of lithium-ion cells. On rare occasions, it is possible for lithium-ion cells to rapidly release contained energy by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. Highly publicized incidents of laptop computers and cell phones containing lithium-ion batteries bursting into flames have focused consumer attention on the safety of these cells. Fires have also been reported in electric cars and transit buses using lithium-ion batteries, including one of our transit buses. These events have raised questions about the suitability of using lithium-ion cells for commercial vehicle applications.
Despite the safety features that we design into our battery packs, there has been, and could be a failure of the battery packs in our buses or battery packs that we may produce for third parties. In November 2022, we experienced the first known fire on a Proterra transit bus that involved our proprietary battery system. There were no injuries and no known property damage, other than to exterior parts of the bus near the thermal event and the involved battery pack. After investigation we issued a recall for a limited number of battery packs. Incidents such as the November 2022 event could subject us to lawsuits, product recalls, cancelled contracts, lost customers, and potentially slow market adoption of our electric transit buses by transit authorities and our technologies by other customers. Also, negative public perceptions regarding the suitability of lithium-ion cells for commercial vehicle applications or any future incident involving lithium-ion cells, such as a vehicle or other fires, particularly public transit vehicle incidents, even if unrelated to our products, could have an adverse effect on our business, prospects, financial condition, and operating results.
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
We are one of a small number of transit bus manufacturers to use a composite unibody for our electric transit buses. In the past, we have sourced composite bus bodies from three suppliers, and now use only one supplier. Defects in the composite body, including non-structural concerns, whether caused by design, engineering, materials, manufacturing errors, or deficiencies in manufacturing or quality control processes at our suppliers, are an inherent risk in manufacturing technically advanced products for new applications. We offer our customers a twelve-year warranty on the composite bus body structure and bear the risk of possible defects. We have experienced defects in some bus bodies and have had to make repairs. For example, in October 2018 we discovered cracking in the wheel wells on some of our buses which required us to repair these defects under our warranty and will increase our field and customer service costs. In addition, in 2020 and 2021, we discovered a manufacturing quality issue that required us to repair laminate cracks that occurred near door frames of certain customer buses, and we expect that we will have to make more of these types of repairs. In 2020, we filed a recall related to the attachment of a torque limiter plate to the composite bus body that did not have proper adhesive application and could compromise the steering gear box and steering of the vehicle. In 2022, we voluntarily filed a new recall on the same issue for a new population of buses. Certain customers have experienced superficial cracking in the exterior gel coat or skin coat of the composite body which has caused certain customers to remove buses from revenue service and required us to develop inspection criteria and repair protocols, when applicable. We have also had to address vehicle inspection guidelines that are designed for metal frame buses with chassis and are not necessarily applicable to composite unibody architecture. Though these defects have not materially impacted us to date, we expect to continue to address these issues, and these defects or future defects with our advanced body materials whether structural or not may harm our existing and prospective customer relationships, damage our brand, and result in a reduction of awards, customer contract terminations, adverse regulatory actions, increased warranty claims, product liability claims and other damages.
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
We expect Proterra Powered and Proterra Energy product lines to account for a growing percentage of our revenue in the future, and it is possible that certain assumptions underlying the launch of these businesses are subsequently determined to be inaccurate, such as assumptions regarding the growing adoption of electrification by commercial vehicle manufacturers and their customers in general; the attractiveness of our products and services to OEMs that would use our battery systems, electric drivetrains, high-voltage systems, vehicle controls, telemetry gateways, charging solutions, software and telematics platforms and related technologies in their electric transit buses or elsewhere; government and regulatory initiatives and directives impacting the adoption of electrification technologies for commercial vehicle applications; and the overall reliance by enterprises on commercial vehicles and the demand for medium- and heavy-duty trucks in the future.
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
In the transit bus industry, electric bus procurements still represent a minority of annual transit bus purchases. As the number of electric bus OEMs increases, we may not be able to maintain our leading market position in North America. We also may not be successful in competing against incumbent competitors that have longer histories of serving the transit bus market and established track records of service, or with much larger, well-funded companies that choose to invest in the electric transit bus market. As more established bus companies develop their electric vehicle or competing zero-emission solutions, their long history in the transit sector could prove to be a competitive advantage which may have a negative impact on our ability to compete with them. Moreover, our competitors that also manufacture diesel-hybrid and compressed natural gas vehicles may have an advantage with their existing and prospective customers that are interested in exploring diesel alternatives without committing to electric vehicles or to pursue a gradual electrification strategy with the same manufacturer. Additionally, these competitors have more experience with the procurement process of public transit authorities, including bid protests. Competitors, potential customers, or regulators may also make claims that our electric transit buses or competitive bid activity are not in compliance with laws, regulatory requirements, or industry standards, which may impact our ability to sell our electric transit buses and to compete successfully for current and future customers. Actions by competitors may have consequences for future business or effects that we have not anticipated on other future opportunities.

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
Our suppliers have and may fail in the future to deliver components according to schedules, prices, quality and volumes that are acceptable to us, or we may be unable to manage these suppliers effectively.
Some of our products contain thousands of parts that we purchase from hundreds of mostly single-source direct suppliers, generally without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic and its related disruption of global supply chains, particularly in the industrial sector, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Single source suppliers provide us with a number of components that are required for manufacturing of our current products, including our composite bus bodies. If a single source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a single source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. We have experienced and continue to experience component shortages and delays, including resin for connectors and wiring harnesses. In the fourth quarter of 2022, difficulty sourcing wiring harnesses from a vendor resulted in our production delays and fewer buses delivered in that quarter. In the first quarter of 2023, we experienced a shortage in a component used to complete our battery packs, temporarily idling our manufacturing lines in City of Industry. The unavailability of any component or supplier has in the past, and could in the future result in production delays, idle manufacturing facilities, require product design changes, cause loss of access to important technology and tools for producing and supporting our products, and create delays in providing replacement parts to our customers. We have also experienced delays in sourcing replacement parts for some of our oldest transit buses in customer fleets, which has led to customer dissatisfaction and buses being out of service for lengthy periods while awaiting replacement parts.
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
We are a relatively low-volume producer of battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses, and related technologies, and do not have significant purchasing power with suppliers in the electric vehicle market for many components of our products, including batteries, drivetrains, high-voltage systems and electric transit buses. As a result, suppliers and other third parties may be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Larger suppliers have in the past and may in the future require minimum order quantities from us, which can expose us to liquidated damages or substantial penalties. For example, in 2022, we incurred nearly $8 million in penalties owed to our bus body supplier.
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
With respect to our transit business, we have few long-term agreements with suppliers and typically purchase supplies on an order-by-order basis depending on the material requirements to build customers’ buses. In many cases, we rely on a small group of suppliers, many of which are single-source suppliers, to provide us with components for our products, such as our bus body, which we sole source from TPI Composites Inc, and components of our drivetrains. Moreover, transit bus customers have specified a certain supplier for components, such as its preferred seating or heating, ventilation, and air conditioning units, and we are then beholden to that specified supplier’s terms and delivery schedule. While we obtain components from multiple sources when that is a viable alternative, certain components used in our electric transit buses, such as bus bodies sourced from TPI Composites, must be custom made for us. In 2022 and into early 2023 we sourced wiring harnesses for our transit and powertrain products largely from one vendor that has recently experienced challenges and financial instability in its business, which created disruption in our supply and slowed our production.
If these suppliers become unwilling or unable to provide components, there may be few alternatives for supply of specific components, such as wiring harnesses, which may not be available to us on acceptable terms or favorable prices, or that meet our published specifications in a timely manner or at all. We have experienced in the past, may again experience delays while we qualify new suppliers and validate their components. In addition, replacing our sole source suppliers may require us to reengineer our products, which could be time consuming and costly.
Our reliance on a small group of sole-source suppliers as well as certain suppliers specifically chosen by customers creates multiple potential sources of delivery failure or component shortages for the production of our products. As a result, we have in the past, and may be required to in the future renegotiate our existing agreements with our suppliers, potentially with less favorable terms, and incur additional costs associated with the production. In the past, we have experienced delays related to supply shortages, including, most recently, as a result of the global supply chain disruptions related to the COVID-19 pandemic, and untimely or unsatisfactory delivery of components, including cells, wiring harnesses and other drivetrain components, that have stalled production with respect to our electric transit buses and our battery systems. Moreover, although we continue to expend significant time and resources vetting and managing suppliers and sourcing alternatives, we may experience future interruptions in our supply chain. Failure by our suppliers to provide components for our electric transit buses, battery systems or other products has in the past, and could in the future,severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion, which could harm our relationships with our customers and result in contract fines, negative publicity, damage to our reputation, and adverse effects on our business, prospects, financial condition, and operating results.
We have been and may continue to be impacted by macroeconomic conditions, rising inflation rates, uncertain credit and global financial market, including recent and potential bank failures, supply chain disruption and geopolitical events, such as the conflict between Russia and Ukraine.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, including downturns of economic displacement related to COVID-19 or other similar pandemics and the current conflict between Russia and Ukraine. Economic uncertainty and associated macroeconomic conditions, including high volatility and uncertainty in the capital markets including as a result of inflation and interest rate spikes and recent and potential disruptions in access to bank deposits or lending commitments due to bank failures, make it difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient funding, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results could be negatively impacted. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, there is a risk that our current or future suppliers, service providers, manufacturers or other partners may not survive such difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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
Our principal transit customers are transit authorities that depend on government funding and programs authorized for public transportation under Title 49, Chapter 53 of the U.S. Code, and administered by the FTA, including Urbanized Area Formula Grants, Formula Grants for Rural Areas, the Capital Investment Program, and the Bus and Bus Facilities Program.The Fixing America’s Surface Transportation Act, or FAST Act, enacted in December 2015, allocated over $305 billion for highway, transit, and vehicle safety programs for the five-year period that ended on December 31, 2020. Among other programs, the FAST Act reinstated a competitive Bus and Bus Facilities Infrastructure Investment Program, which grew from $268 million in 2016 to $344 million in 2020, resulting in an 89% increase over the 2015 funding levels for buses and bus facilities. To date, a substantial majority of our customers have received funding through these FAST Act programs in order to purchase new electric transit buses. For example, in 2018, nearly 70% of transit agencies that ordered buses from us were recipients of grants through the Low or No Emission Vehicle Program. The Low or No Emission Vehicle Program has enabled public transit agencies to purchase electric transit buses when the upfront cost of the electric bus was significantly higher than legacy diesel buses and the technology was new to customers. On November 15, 2021, President Biden signed the Infrastructure and Investment Jobs Act (IIJA), also referred to as the “Bipartisan Infrastructure Law”, into law, reauthorizing surface transportation programs through the federal government’s fiscal year in 2026, increasing funding for transit focused programs and establishing additional funding opportunities for no and low emission vehicles at unprecedented levels of funding. In August 2022, the Inflation Reduction Act was signed into law, further expanding incentives for commercial zero emission vehicles including clean vehicle tax credits.
In addition to funding and incentives under the FAST Act and the Bipartisan Infrastructure Law, and the Inflation Reduction Act, certain states and cities offer vouchers for the purchase of electric buses, such as California’s Hybrid & Zero Emission Truck & Voucher Incentive Project, and the New York Truck Voucher Incentive Program. These vouchers provide point-of-sale discounts to vehicle purchasers. Additionally, there are other state programs that help fund electric bus purchases, including California’s Transit and Intercity Rail Capital Program, which has been allocated a portion of California’s Cap-and-Trade funds annually. The California Low Carbon Fuel Standard, or LCFS, also enables transit agencies using electricity as a source of fuel to opt into the LCFS program and earn credits that can be monetized. While the value of these credits fluctuates, the credits may help to offset up to half of the fuel costs for our transit customers.
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
Our growth is highly dependent upon the adoption of our battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses by commercial vehicle manufacturers and OEMs, and their willingness to partner with us on the design, development, testing, manufacturing, distribution, deployment, promotion, sale, and support of our products. The market for commercial electric vehicles and electrification technologies is relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new product and vehicle announcements, and changing demands and behaviors of customers and potential partners. For example, in August 2022, the Inflation Reduction Act passed in the United States, adding unprecedented funding opportunities and tax credits for passenger car and commercial vehicle electrification, could make the United States an attractive market for vehicle electrification and increase competition as more industry players enter our core market. As a result, we spend resources educating our potential customers and partners on the benefits of adopting electric vehicle technology and engaging in lobbying efforts to promote clean energy initiatives that benefit our business activities.
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
Electrification of commercial vehicles is a relatively new field. We have invested significant resources into our technologies, including our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies. For example, we invested in a single-blade overhead charging system that we have deployed and must continue to support for transit customers, even though the industry has moved to other solutions such as overhead pantograph or plug-in charging which also have required, and may continue to require, new investments on our part. In the third quarter of 2022, we made a strategic equity investment in a privately held entity that we expect to manufacture LFP cells domestically for us in the future. However, there is no guarantee that this company will succeed in making cells to our specifications, that we will develop product using these cells, or that we will be successful introducing a product with these cells into the market. If we select and invest in technology or technology standards that are not widely adopted or invest in technologies that are not widely adopted by large customers who influence the industry in the future, we may not recover our investments in these technologies and may be at a competitive disadvantage, and our business, prospects, financial condition, and operating results could be adversely affected.
We have a long sales, production, and technology development cycle for new public transit customers, which may create fluctuations in whether and when revenue is recognized, may result in unfavorably priced contracts and may have an adverse effect on our business.
The vast majority of our current and historical sales are to transit agencies that do not procure electric transit buses every year. The complexity, expense, and nature of government procurement processes result in a lengthy customer acquisition and sales process. It can take us years to attract, obtain an award from, contract with, and recognize revenue from the sale of a vehicle to a new customer, if we are successful at all. We have in the past entered contracts with customers based on certain assumptions regarding the cost of production, but the buses were produced years after the award was made when costs were much higher and it was unprofitable to fulfil the order. In 2022, we negotiated with several customers to make adjustments in pricing to acknowledge inflation but were not always successful. With long contract cycles we may continue to face this risk in the future even with contract terms that allow for inflation adjustments.
Before awarding an order for electric transit buses, transit agencies generally conduct a comprehensive and competitive proposal process based on a variety of criteria, including technical requirements, reliability, reputation, and price. Even if we are awarded an order, the actual realization and timing of revenue is subject to various contingencies, many of which are beyond our control, including the customer’s interpretation of technical or performance requirements for acceptance, timing and conditions of customer acceptance, and the customer’s reduction, modification, or termination of an order. A customer is not obligated to purchase the electric transit buses and may cancel or modify an award prior to entering into a contract with us. We have in the past, and may in the future, experience customer cancellations or modifications of awards. Customers have in the past , and customers may in the future cancel or modify an award for a variety of reasons, including as a result of improvements in our technology or the technology of our competitors between the dates of award and signed contract, or as the result of a successful bid protest.
Our sales and production cycle for a transit customer can be a long and time-consuming process. The initial sales process from first engagement to award typically ranges from 6 to 18 months. The award of a proposal is typically followed by a pre-production process where the design and specifications of the customized buses are mutually agreed and we negotiate a final contract and purchase order with our customer. Procurement of parts and production typically follow this final agreement between us and the customer. Once a bus is fully manufactured, the customer typically performs a final inspection and determines whether to accept delivery of the bus, at which time we recognize revenue on the sale. In other cases, revenue is recognized upon acceptance by the customer, typically by signing an acceptance document, which can cause delay in revenue recognition. The length of time between a customer award and vehicle acceptance typically varies between 12 and 24 months, depending on product availability, production capacity, and the pre-delivery and post-delivery inspection process by the customer which has in the past resulted in additional changes to the transit bus after manufacturing completion, re-works, further product validation and acceptance periods, and additional costs to us that we may not be able to recover. Consequently, we have in the past, and we may continue to invest significant resources and incur substantial expenses before a customer accepts a bus order and these expenses may not be recovered at all if a customer does not accept the completed bus, the bus requires costly modifications, or we extend additional warranties. For instance, we create a bill of materials and obtain the appropriate parts for each customized bus for a customer, which can result in excessive inventory risk if a customer changes or cancels the order. In addition, we may devote significant management effort to develop potential relationships that do not result in bus orders, acceptance of the bus as delivered, and the corresponding recognition of revenue, and the diversion of that effort may prevent us from pursuing other opportunities. As a result, our long sales and development cycle may subject us to significant risks that could have an adverse effect our business, prospects, financial condition, and operating results.
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
Because the majority of our historical and current customers are public transit authorities that do not procure new vehicle fleets every year, the composition of customers that account for a significant portion of our revenue is likely to vary from year to year based on which customers have accepted delivery of large fleet orders with us during the applicable period. For example, two customers accounted for approximately 33% of our total revenue for the year ended December 31, 2022. Moreover, because public transit authorities tend to procure new vehicles in large batch orders, our revenue in any given quarter may be highly dependent on a single customer. For example, in the third and fourth quarter of 2022, approximately 45% and 67%, respectively, of electric transit buses were delivered to a single customer, Miami-Dade County. In the second quarter of 2020, approximately 50% of the electric transit buses we delivered were delivered to a single customer, the Port Authority of New York and New Jersey and in the fourth quarter of 2020, approximately 40% of the buses we delivered were delivered to a single customer, the City of Edmonton. We believe that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue in any given period for the foreseeable future because we have only recently begun to deliver our buses and other products at a larger scale and we have a lengthy sales cycle and on-ramp for new customers. Our failure to diversify our customer base by adding new customers or expanding sales to our existing Proterra Transit customers and our failure to add new customers and expand sales to existing customers in our Proterra Powered and Proterra Energy businesses outside of the transit industry could therefore have an adverse effect on our operating results for a particular period.
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
In addition, we may not be able to compete effectively with other alternative fuel vehicles and integrate the latest technology, which may include autonomous vehicle technology, into our battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Even if we are able to keep pace with changes in technology and develop new products and services, we are subject to the risk that our prior models, products, services and designs will become obsolete more quickly than expected, resulting in unused inventory and potentially reducing our return on investment, or become increasingly difficult to service or provide replacement parts at competitive prices. For example, we incurred $0.8 million, $1.9 million and $3.0 million in inventory write-offs in 2022, 2021 and 2020, respectively, as the result of unused raw materials or adopting new technologies. Additionally, given the long sales cycle of each of our products and services, customers may delay purchases and modify or cancel existing orders in anticipation of the release of new models and technology. Moreover, developments in alternative technologies, such as advanced diesel, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may adversely affect our business and prospects in ways we do not currently anticipate. Any developments with respect to these technologies, in particular fuel cell technologies and related chemical research, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.
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
We expect that our ability to establish, maintain, and manage strategic relationships, such as development and supply agreements with customers that could have a significant impact on the success of our business. While we expect to increase the amount of revenue associated with Proterra Powered and Proterra Energy, there can be no assurance that we will be able to identify or secure suitable and scalable business relationship opportunities in the future or that our competitors will not capitalize on such opportunities before we do. Moreover, identifying such opportunities could demand substantial management time and resources, and may involve significant costs and uncertainties.
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
Proterra Transit relies heavily on sales to public and other transit authorities, which, consistent with general industry practice, do not make long-term purchase commitments with transit vendors. Most transit authorities usually undertake significant procurement of new transit buses once every few years and typically acquire a relatively small percentage of their fleet each time. Often, the terms of our procurements allow customers, without notice or penalty, to suspend or terminate their relationship with us at any time and for any reason. For example, one of our customers previously made an award to us for buses in 2017, but due in part to improvements in electric vehicle technology and the release of new bus models, withdrew the award in 2018 in favor of considering a new request for proposal process. Some customers have also elected to purchase fuel cell vehicles for their transit fleet. Even if customers continue their relationship with us, they may not purchase the same volume of products as in the past or they may not pay the same price for those products. This may also be true with respect to Proterra Powered, where customers may have long-term contracts, but are not subject to fixed quantity order requirements such that final orders may be below our revenue expectations or estimates.
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
Proterra Transit has competed for, and may in the future compete for, the business of larger transit agencies that maintain fleets of several hundred to thousands of vehicles, including Los Angeles, Miami Dade County and Chicago. This size of customer places significant demands on our business because they have large, specialized groups of professionals focused on different requirements or systems related to transit bus procurement and rigorous inspections with multiple levels of review to assure each bus meets their specifications, which may be driven by conformity with other vehicles in the fleet, large long-term supply contracts, such as for tires and other wear items, and operating contracts with maintenance and operations teams. Serving these customers requires significant investment in customer relationship managers and service professionals to support the levels of design, review, change orders, inspection, and commissioning and delivery of the electric transit buses. Similarly, servicing our Proterra Powered customers requires significant investments in customer relationship managers and other professionals as each customer requires different levels of battery integration support and service.
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
The FTA mandates that new transit bus models must undergo testing at its testing facility in Altoona, Pennsylvania and meet certain performance standards set by the FTA’s Model Bus Testing Program, known as “Altoona Testing,” in order to be eligible to receive federal funding. There is only one facility approved for testing by the FTA and in the past, we have experienced delays of several months before receiving regulatory approval to test our buses at Altoona, as well as delays in the actual testing at Altoona. The COVID-19 pandemic resulted in a shut-down of the Altoona facility in 2020 and there can be no assurances that the facility will not be shut down again due to the COVID-19 pandemic or otherwise. We may in the future choose to undergo testing or be required to do so.
When available, Altoona Testing is designed to promote production of better transit vehicles and components and to ensure that transit customers purchase vehicles that can withstand the rigors of transit service. Our 40-foot and 35-foot electric transit buses, including the ZX5 with DuoPower drivetrain, have satisfactorily completed Altoona Testing, but for each material change that we make to our transit bus platform, we must undergo a new round of testing. We have in the past and may in the future experience failures of components of our transit bus during Altoona Testing, which may prolong the test process, and cause us to be required to redesign components on the test bus and restart the testing process. Testing is available to vendors on a first-come, first-served basis. We cannot receive payment from customers relying on federal funds unless the applicable bus platform has satisfactorily completed Altoona Testing, and thus testing delays could have an adverse effect on our business, prospects, financial condition, and operating results. We have in the past and may in the future experience delays in Altoona Testing availability, including as a result of the COVID-19 pandemic, other pandemics, or other unforeseen events. In the past, a delay in receiving a required Altoona test report resulted in late delivery of buses to a customer and caused us to incur monetary penalties, delayed acceptance and delayed revenue recognition and customer payments. Moreover, there can be no assurance that the current Altoona Testing requirements will not change or become more onerous or that our future bus models will pass Altoona Testing. For instance, in 2016, the Model Bus Testing Program regulations changed to require a pass/fail test result. If we cannot produce electric transit buses that pass Altoona Testing, we would not be able to continue to sell buses to customers in the United States that rely on federal funds for their procurements, which would have a material and adverse effect on our business, prospects, financial condition, and operating results.
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
Our business could be adversely affected from an accident or safety incident involving our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses or defects in the materials or workmanship of our composite bus bodies or other components.
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
Our future success depends upon the continuing services of our key employees and on our ability to attract and retain members of our management team and other highly skilled employees, including battery and high voltage systems engineers, electric powertrain designers and engineers, vehicle systems and integration engineers, supply chain and quality control employees, sales personnel, service personnel, and software engineers and manufacturing talent. In our key areas of operations, including California, there is increasing competition for individuals with skill sets needed for our business, including specialized knowledge of batteries, electric vehicles, software engineering, and manufacturing engineering and quality control. This competition affects both our ability to retain key employees and hire new ones. Moreover, none of our key employees has an employment agreement for a specific term and any of our employees may terminate his or her employment with us at any time. Our continued success depends upon our continued ability to retain current employees and hire new employees in a timely manner, especially to support our expansion plans and to continue to ramp up our suite of offerings related to commercial vehicle electrification. For example, we started production at our Powered 1 factory in Greer, South Carolina in January 2023, and have needed and will continue to need to hire many people to achieve maximum production there. We are also adding additional production shifts at existing facilities. If we cannot find sufficiently trained staff in a timely manner, our launch of production at this facility could be delayed and adversely impact our business. Additionally, we compete for talent with both large and established companies that have far greater financial resources than we do and start-ups and emerging companies that may promise more attractive growth opportunities.
Furthermore, the reduction in workforce that we implemented in the first quarter of 2023 may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the restructuring, and the risk that we may not achieve the benefits from the restructuring to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our business, results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, we may discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.
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
We also maintain information technology measures designed to protect us against system security risks, data breaches, and cyber-attacks. Cyber-attacks could include denial-of-service attacks impacting customer service availability and reliability, the exploitation of software vulnerabilities in internet facing applications, social engineering of system administrators (for example, tricking company employees into releasing control of their systems to a hacker), or the introduction of computer viruses or malware into our systems to steal confidential or proprietary data. In 2020, we were the victim of a successful social engineering attack that resulted in the diversion of significant funds we intended to pay a supplier to a fraudulent account. In the third quarter of 2021, human error also resulted in a server for our Valence platform being accessible to the public for a short period of time, allowing unauthorized access to telematics data and, resulting in the deletion of a limited amount of data used by employees and customers for report functionality. Cyber-attacks of increasing sophistication may be difficult to detect and could result in the theft of our funds, intellectual property and data. In addition, we are vulnerable to unintentional errors or malicious actions by persons who have authorized access to our systems but exceed the scope of their access rights, or unintentionally or intentionally alter parameters or otherwise interfere with the intended operations of our technology services. The steps we take to increase the reliability, integrity, and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third-party partners’ and vendors’ technology. Operational errors or failures or successful cyber-attacks could compromise our proprietary information, the quality of our services, and our ability to perform for our customers, resulting in damage to our reputation, which could have an adverse effect on our business, prospects, financial condition, and operating results.In addition, these events could increase the risk of claims alleging that we do not comply with applicable laws and regulations, subjecting us to potential liability and regulatory penalties under privacy laws protecting personal information.
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
Our production employees in our City of Industry facility are represented by a union and we are party to a collective bargaining agreement that will expire in 2023 as we exit the City of Industry facility and no longer employ the employees that constitute the bargaining unit. Our other employees are not represented by a union, though it is common throughout the commercial vehicle industry for employees to belong to a union, and if more of our employees decide to join or form a labor union, we may become party to additional collective bargaining agreements, which could result in higher employee costs, higher administrative and legal costs, and increased risk of work stoppages. It is also possible that a union seeking to organize our facilities may mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and operating results.
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
We may acquire or invest in additional companies, or undertake other strategic transactions or other business relationships which may divert our management’s attention, result in additional dilution to our stockholders, consume resources that are necessary to sustain our business, and which we may not be able to integrate successfully.
In 2022, we made a strategic equity investment in a privately held entity that we expect to produce lithium iron phosphate (LFP) battery cells in the United States in the coming years to provide us with development opportunities for battery packs with another cell chemistry to address additional segments of the commercial vehicle market. We may never be able to capitalize on the opportunity that we anticipated with this investment, for a number of reasons including our own future strategic decisions or the entity’s failure, which may result in no return on our investment. Although we have not made any acquisitions to date, our business strategy in the future may include acquiring other complementary products, technologies, or businesses or making further investments in companies that the management team believes are important to our supply chain or other strategic business interests. We also may enter relationships with other businesses to expand our domestic and international operations and to create services networks to support our products, such as a joint venture or other strategic partnerships. An acquisition, investment, or other strategic transaction or business relationship may result in unforeseen operating difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us. Acquisitions or other strategic transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or other strategic transaction or business relationship may not be realized or we may be exposed to unknown liabilities.
Negotiating these types of transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. Even if we do successfully complete transactions, we may not ultimately strengthen our competitive position or achieve our goals, and any transactions we complete could be viewed negatively by our customers, securities analysts, and investors.

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
We may be limited in the portion of net operating loss (“NOL”) carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2022, we had U.S. federal NOL carryforwards and state NOL carryforwards of approximately $729.5 million and $531.1 million, respectively, which if not utilized will begin to expire for federal and state tax purposes beginning in 2030 and 2023, respectively. Federal NOLs generated after December 31, 2017 have an indefinite carryover period, and federal NOLs generated after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. Realization of NOL carryforwards that expire beginning in 2030 and 2023, respectively, depends on future income, and there is a risk that these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.
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
We continue to examine the impact the TCJA and CARES Act may have on our business. The TCJA is a far- reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. For example, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures in the year they were incurred and instead requires taxpayers to capitalize and amortize these expenditures over five or fifteen years pursuant to Section 174 of the Internal Revenue Code. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the United States, ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods.
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
On August 16, 2022, President Biden signed the IRA, which became effective beginning in 2023. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, other significant tax incentives for energy and climate initiatives and other provisions. These new incentives may increase competition.

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
We maintain production facilities in Northern and Southern California and South Carolina. Any of our facilities may be harmed or rendered inoperable by disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, nuclear disasters, geopolitical events, acts of terrorism or other criminal activities, infectious disease outbreaks (such as COVID-19), and power outages. In the event of natural disaster or other catastrophic event, we may be unable to continue our operations and may endure production interruptions, reputational harm, delays in manufacturing, development and testing of our battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies, and loss of critical data, all of which could have an adverse effect on our business, prospects, financial condition, and operating results. Moreover, our corporate headquarters and one of our current battery production facilities are in the San Francisco Bay Area, and we have facilities in Los Angeles County, regions known for seismic activity and potentially subject to catastrophic fires. If our facilities are damaged by such natural disasters or catastrophic events, our repair or replacement would likely be costly and any such efforts would likely require substantial time that may affect our ability to produce and deliver our products. For example, in July 2015, we experienced a fire in our Greenville, South Carolina manufacturing facility and then-headquarters, in which substantially all of our computer equipment, furniture and fixtures, leasehold improvements, work in progress, raw material, and finished goods inventories were damaged or destroyed. While we were insured for our losses and resumed manufacturing shortly thereafter, the disruption temporarily impacted our business. Similarly, any future disruptions in our operations could negatively impact our business, prospects, financial condition, and operating results and harm our reputation. In addition, we may not carry enough insurance to compensate for the losses that may occur.
Risks Related to Regulation
Failure to comply with anti-corruption, anti-money laundering laws, and sanctions laws,import and export controls, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act of 2010, U.S. and foreign laws relating to import and export controls, economic sanctions, including the laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, and may be subject to other anti-bribery, anti-money laundering, and sanctions laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We may have direct or indirect interactions with officials and employees of government agencies or state- owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third- party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, as well as similar laws in other countries in which we conduct business. Exports of our products, services, and technology must be made in compliance with these laws and regulations. In addition, these laws may restrict or prohibit altogether the sale or supply of certain of our products, services, and technologies to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. Any future changes in export control, import, or economic sanctions laws and regulations may adversely impact our ability to sell our products, services, and technologies in certain markets or, in some cases, prevent the export or import of our products, services, and technologies to or from certain countries, governments, or persons altogether, which could adversely affect our business, results of operations, and growth prospects.
Any violation of the FCPA, other applicable anti-corruption laws, anti-money laundering, import and export controls, economic sanctions laws and other applicable laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have an adverse effect on our business, prospects, financial condition, and operating results. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.
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
Risks Related to our Intellectual Property
Failure to protect our intellectual property could adversely affect our business.
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
From January 3, 2022 through December 30, 2022, our common stock price has ranged from a low of $3.51 to a high of $10.90. For the period from January 1, 2023 through March 16, 2023, our common stock price has ranged from a low of $1.165 to a high of $5.62. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new investments, including additional offerings of our securities, on terms we consider reasonable, or at all. The price of our common stock has fluctuated and may fluctuate in the future due to a variety of factors, including:
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
Companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and shareholder derivative litigation. We could be the target of such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress our stock price.
In August 2020, we issued $200.0 million in original aggregate principal amount of Convertible Notes, with cash interest of 5.0% per annum payable at each quarter end and PIK interest of 4.5% per annum payable by increasing the principal balance at each quarter end. Certain holders of Convertible Notes with aggregate original principal amounts of $46.5 million elected to convert their Convertible Notes, including accrued PIK interest and cash interest, at the Closing resulting in the issuance of 7.4 million shares of common stock. As of December 31, 2022, the outstanding balance of the Convertible Notes was $170.8 million iinclusive of PIK interest of $17.3 million. To the extent the remaining outstanding Convertible Notes are converted pursuant to their mandatory conversion provisions, the balance under the Convertible Notes will grow and the number of shares that may be issued upon conversion will increase accordingly. The conversion of the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the anticipated conversion of the Convertible Notes into shares of common stock could depress our stock price.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are in Burlingame, California, where we occupy facilities totaling approximately 34,400 square feet under a lease that expires in May 2025. We use these facilities for administration, finance, legal, human resources, information technology, sales and marketing, engineering, technology, and development. Our Burlingame headquarters also includes one of our battery manufacturing facilities and our test lab.
We also have bus manufacturing facilities in City of Industry, California and Greenville, South Carolina. Battery manufacturing is also in City of Industry where we lease approximately 157,100 square feet of space under a lease that expires in December 2023. In January 2023, we approved a plan to improve operational efficiency that included closing our City of Industry facility. We plan to vacate the City of Industry facility by the end of 2023. In Greenville, we lease approximately 209,300 square feet under a lease that expires in June 2026, for which we have two five-year options to extend our lease to June 2036. In November 2021, we entered into a lease arrangement for a new factory with approximately 327,000 square feet at Greer, South Carolina to expand our battery system manufacturing capacity. The lease expires in January 2032, and we have two five-year options to extend our lease to 2042.
We have in the past applied for and received state grants and tax incentives designed to promote the manufacturing of electric vehicles and related technologies. In April 2015, the California Energy Commission awarded us $3.0 million based on our investment of approximately $8.4 million in our manufacturing facilities in California through December 31, 2018. In addition, in April 2019, the California Energy Commission awarded us a $1.8 million grant based on our expected investment of approximately $4.3 million in our manufacturing facility in City of Industry, California. In connection with the planned closure of City of Industry facility by December 31, 2023, some of the assets funded by the California Energy Commission will be relocated to our Burlingame facility.

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
Holders
As of March 13, 2023, there were 658 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Proterra Inc under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison, from September 21, 2020 (the date of the ArcLight public offering) through December 31, 2022, of the cumulative total return on our common stock, the Russell 2000 Index and Indxx US Electric and Autonomous Vehicles Index (IUEAV). Such returns are based on historical results and are not intended to suggest future performance. Data for the Russell 2000 Index and Indxx US Electric and Autonomous Vehicles Index (IUEAV) assumes an investment of $100 on September 21, 2020 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Sales of Unregistered Securities
None.
Issuer Purchases of Securities
None.
Item 6. Reserved
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
Driven by factors including emissions targets and regulations, and lower operating costs, commercial and industrial fleets are expected to adopt electric vehicles at increasingly higher rates over the next two decades. More than 200,000 new electric buses, medium-duty trucks, and heavy-duty trucks are expected to be sold in the industry by 2030 and approximately 650,000 by 2040 in our core markets of North America and Europe. Assuming average battery capacity per vehicle of 225 kWh for medium-duty trucks, 300 kWh for buses and 750 kWh for heavy-duty trucks, we estimate this could translate into demand for heavy-duty commercial and industrial-scale batteries of approximately 90 GWh in 2030 and approximately 300 GWh in 2040 in such markets. Our business strategy is to capitalize on this opportunity.
In the first quarter of 2023, we announced the appointment of Julian Soell as the Chief Operating Officer of the Company, and Christopher Bailey as Chief Business Officer of the Company, each appointment effective as of March 1, 2023. With these appointments, we consolidated all of our product lines under one Chief Business Officer and all our operations under one Chief Operating Officer, from organizing our business around business groups (called Proterra Transit and Proterra Powered and Energy, respectively) each lead by a President. In addition, we announced workforce restructuring plans designed to improve operational efficiency with the reduction of our workforce by up to twenty five percent or the elimination of approximately 300 jobs and the closure of our City of Industry manufacturing facility by December 31, 2023.
We have three commercial offerings each addressing a critical component of commercial vehicle electrification.

•Proterra Powered & Energy. Proterra Powered products are our proprietary battery systems and electrification solutions for global commercial vehicle original equipment manufacturer (“OEM”) customers serving the Class 3 to Class 8 vehicle segments, including delivery trucks, school buses, and coach buses, as well as construction and mining equipment, and other applications. Proterra Energy products and services offer turnkey fleet-scale, high-power charging solutions and software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization. These solutions are designed to optimize energy use and costs, and to provide vehicle-to-grid functionality.
•Proterra Transit. We design, develop, manufacture, and sell electric transit buses as an OEM for North American public transit agencies, airports, universities, and other commercial transit fleets. Proterra Transit vehicles showcase and validate our electric vehicle technology platform through rigorous daily use by a large group of sophisticated customers focused on meeting the wide-ranging needs of the communities they serve.
The first application of Proterra Powered commercial vehicle electrification technology was through Proterra Transit’s heavy-duty electric transit bus, which we designed from the ground up for the North American market. Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us a leader in the U.S. electric transit bus market. With over 1,000 electric transit buses delivered, our electric transit buses currently have delivered more than 35 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
Our decade of experience supplying battery electric heavy duty transit buses provided us the opportunity to validate our products’ performance, fuel efficiency and maintenance costs with a demanding customer base and helped broaden our appeal as a supplier to OEMs in other commercial vehicle segments and geographies. Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through December 31, 2022, Proterra Powered has delivered battery systems and electrification solutions for more than 1,600 vehicles to our OEM partner customers.
In addition, Proterra Energy has established us as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of December 31, 2022, we had installed more than 95 MW of charging infrastructure across North America, predominantly for electric transit bus and school bus customers.
Through December 31, 2022, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered & Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through December 31, 2022, our chief operating decision maker, the Chief Executive Officer, evaluated our results on a consolidated basis for purposes of making decision on allocating resources and assessing financial performance, resulting in a single reportable segment.
Enhanced by Proterra PoweredTM high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has been a leader in the North American electric transit market since 2012. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database. We also focus our sales effort on airports, universities, hospitals, and corporate shuttle operators. As of December 31, 2022, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040 in North America, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our strategy is to maintain our leadership in market share of the North American electric transit bus market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 1,000 vehicles delivered and more than 35 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
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
We are consolidating our bus production to our largest bus manufacturing facility located in Greenville, South Carolina. We constructed our Powered 1 battery factory which has approximately 327,000 square feet at Greer, South Carolina. Our total battery system manufacturing capacity is multiple gigawatt-hours per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we can manufacture our battery packs in two widths and three heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the year ended December 31, 2021, our battery production was 189 MWh and in the year ended December 31, 2022, our battery production was 342 MWh, a 81% increase year over year. As we increase our production volumes and complete construction of our Powered 1 battery factory, and improve manufacturing efficiency across our production assets as we scale, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. With the addition of our Powered 1 factory, we believe we will have sufficient capacity to fulfill our current backlog and anticipated near-term growth but further investment in capacity will be required as demand for electric vehicles continues to grow globally.
For the years ended December 31, 2022, 2021 and 2020, our total revenue was $309.4 million, $242.9 million, and $196.9 million, respectively. As of December 31, 2022, in aggregate, we have generated revenue of $749.2 million for the past three years. We generated a gross loss of $24.0 million for the year ended December 31, 2022 and a gross profit of $2.1 million and $7.5 million for the year ended December 31, 2021 and 2020, respectively. We have also invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $220.9 million, $127.6 million, and $96.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We intend to continue to make investments in developing new products and enhancing existing products. In 2022, we made a strategic equity investment in a privately held entity that we expect to produce lithium iron phosphate (LFP) battery cells in the United States in the coming years to provide us with development opportunities for battery packs with another cell chemistry to address additional segments of the commercial vehicle market. We are also increasing and/or optimizing our production capacity, and also expect to make investments in our sales and marketing organizations as well as those expenses associated with operating as a public company. As a result, we expect that the cost of goods sold and operating expenses will increase with total revenue in absolute dollars in future periods but decline as a percentage of total revenue over time.

Key metrics
Deliveries
We delivered 213 (199 new and 14 pre-owned), 217 (208 new and 9 pre-owned) and 170 vehicles in 2022, 2021 and 2020, respectively. We delivered battery systems for 1,229, 273 and 107 vehicles in 2022, 2021 and 2020, respectively.
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
Key factors affecting our performance
Supply Chain Disruption, Materials Costs and Economic Impacts
The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. The recent increase in inflation, interest rates and energy costs and continued disruption in global markets (in part stemming from the conflict in Ukraine) have further impacted supply chain stability and material costs. Our vehicle and charging system deliveries were impacted, especially during the three months ended March 31, 2022 and three months ended December 31, 2022, by ongoing constraints and inefficiencies in production driven in part by shortages in component parts, particularly wiring harnesses, resulting from global supply chain disruptions stemming from the pandemic and supplier instability. Although we achieved revenue growth during the year ended December 31, 2022 compared to the year ended December 31, 2021, these disruptions decreased our production which negatively impacted our revenue and increased our overhead, led to increased costs to secure components critical to our production needs and negatively impacted our margins. Our transit bus production in particular was impacted in 2022 by availability of wiring harnesses and other parts shortages, and we have qualified additional suppliers for wiring harnesses in early 2023 to mitigate that issue going forward. However, we still expect that our results for 2023 across all of our product lines will continue to be impacted by supply chain issues, including parts shortages.
More generally, raw material and component price inflation, and increased freight and logistics costs in addition to parts shortages are currently expected to continue to have an impact on our results of operations, financial position, and liquidity. If supply chain disruptions, shipment delays, part shortages, production inefficiencies, extended customer order and acceptance processes are prolonged or worsen, or if supplier credit terms are unfavorable as a result of our current financial condition, it could lead to more significant delays in production, the signing of new customer contracts and customer acceptances of near-term deliveries.
Ability to sell additional powertrains, vehicles, chargers and other products to new and existing customers
Our results will be impacted by our ability to sell our battery systems, electrification solutions including charging and energy management software, and electric transit buses, to new and existing customers. We have had initial success with Proterra Powered establishing strategic partnerships and with Proterra Transit selling electric transit buses and chargers to transit agencies, universities and airports. Our growth opportunity is dependent on commercial vehicle manufacturers electrifying their product offerings and increasing production as well as transit agencies electrifying more of their fleets (both of which we believe will increase with continued improvement in battery performance and costs over time), as well as our ability to increase manufacturing capacity and secure supply of key components, including battery cells, to meet expected demand, and our reputation in the market. Our ability to sell additional products to existing customers is a key part of our success, as follow-on purchases indicate customer satisfaction and decrease the likelihood of competitive substitution. In order to sell additional products to new and existing customers, we will need to continue to invest significant resources in our products and services, and our manufacturing capacity and supply chain, and demonstrate our reliability as a partner both in terms of our financial condition and product quality and customer service. If we fail to make the right investment decisions in our technology and electrification solutions, including our battery systems and electrification and charging solutions, and our manufacturing facilities and supply chain initiatives, if customers do not adopt our technology or our products and services or we cannot timely deliver products to customers due to supply chain disruptions or otherwise, or if our competitors are able to develop and deliver technology or products and services that are superior to ours, our business, prospects, financial condition, and operating results could be adversely affected.
Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing, long-term contracts, and in some cases vertical integration. We are consolidating battery and bus manufacturing to our facilities in Greer and Greenville South Carolina. We completed construction of our first multi-gigawatt capacity battery production facility in Greer, which began production in January 2023. We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. We expect our product cost of goods sold to increase in absolute dollars in future periods as the volume of products we sell increases. As we grow into our current capacity, execute on cost-reduction initiatives, and improve production efficiency, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term. We anticipate that by increasing facility utilization rates and improving overall economies of scale, we can positively impact gross margins of our products, bring value to our customers and help accelerate commercial electric vehicle adoption. Our ability to achieve cost-saving and production-efficiency objectives can be negatively impacted by a variety of factors including, among other things, labor cost inflation, lower-than-expected facility utilization rates, rising real estate costs, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions, and delays in our ability to hire, train, and retain employees needed to scale production to meet demand.
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
Product revenue.    Product revenue consists of revenue earned from the sale of vehicles, sale of battery and powertrain systems as well as sales and installation of charging systems. A vehicle is considered delivered once met revenue recognition criteria. Revenue from sales of vehicles and charging systems is typically recognized upon delivery when we can objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery. In cases, where we cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue is recognized upon acceptance by the customer. Under certain contract arrangements, revenue related to the charging systems is recognized over the installation period using an input measure based on costs incurred to date relative to total estimated costs to completion. Revenue from the sale of battery and powertrain systems is typically recognized upon shipping. Product revenue also includes revenue from leasing vehicles and charging systems under operating leases. Revenue from operating lease arrangements is recognized ratably over the lease term. The amount of product revenue we recognize in a given period depends on the number of products delivered and the type of financing used by the customer.
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

Other expense (income), net
Other expense (income), net primarily relates to sublease income and currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, amortization of short-term investment premium/discount and other non-operational financial gains or losses.
Provision for income taxes
We are subject to income taxes in the United States and certain states. Due to our net operating loss position, we have not recognized any material provision or benefit through December 31, 2022.
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
As of December 31, 2022, we had U.S. federal net operating loss carryforwards of $729.5 million, and state net operating loss carryforwards of $531.1 million. The federal net operating loss carryforwards generated prior to 2018 will begin to expire in 2030, and the federal net operating loss carryforwards generated since 2018 do not expire. The state net operating loss carryforwards will begin to expire in 2023. Also, as of December 31, 2022, we had U.S. federal research and development tax credit carryforwards of $7.2 million, and state research and development tax credit carryforwards of $4.3 million. The federal research credits begin to expire in 2037, and the South Carolina research and development tax credit carryforwards begin to expire in 2027. California state research and development tax credit carryforwards have no expiration date. Our ability to use net operating loss carryforwards and other tax attributes to reduce future taxable income and liabilities may be subject to limitations based on possible ownership changes in the future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset U.S. federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, a challenge by a taxing authority, a change in our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates.
Critical accounting policies and estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect amounts of assets and liabilities reported in the financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis. The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our financial statements are described below.
Revenue recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We determine the amount of revenue to be recognized through the application of the following steps: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.
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
Warranty
We provide a limited warranty to customers on vehicles, charging systems, and battery and powertrain systems. The limited warranty ranges from one to twelve years depending on the components. Separately, we also periodically perform field service actions related to product service campaigns. Pursuant to these warranties and field service actions, we will repair, replace, or adjust the parts on the products that are defective in factory-supplied materials or workmanship. We record a warranty reserve for the products sold at the point of revenue recognition, which includes the best estimate of the projected costs to repair or replace items under the limited warranty and field service actions. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency, and costs of future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with the products subject to lease accounting, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next twelve months is included within accrued liabilities while the remaining balance is included within other long-term liabilities on the balance sheets.
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
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.
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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Product revenue	$288,400	$232,450	$190,411
Parts and other service revenue	20,964	10,410	6,532
Total revenue	309,364	242,860	196,943
Product cost of goods sold	311,884	229,142	181,987
Parts and other service cost of goods sold	21,471	11,666	7,417
Total cost of goods sold (1)	333,355	240,808	189,404
Gross profit (loss)	(23,991)	2,052	7,539
Research and development (1)	63,650	43,840	36,233
Selling, general and administrative (1)	133,214	85,841	67,139
Asset impairment charge	—	—	121
Total operating expenses	196,864	129,681	103,493
Loss from operations	(220,855)	(127,629)	(95,954)
Interest expense, net	28,588	50,982	15,413
Gain on debt extinguishment	(10,201)	—	—
Loss on valuation of derivative and warrant liabilities	—	70,177	12,989
Other expense (income), net	(1,292)	1,202	2,629
Loss before income taxes	(237,950)	(249,990)	(126,985)
Provision for income taxes	—	16	22
Net loss	$(237,950)	$(250,006)	$(127,007)
__________________
(1)Includes stock-based compensation as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of goods sold	$1,749	$1,385	$929
Research and development	5,302	2,507	1,616
Selling, general and administrative	14,789	12,169	7,737
Total stock-based compensation expense	$21,840	$16,061	$10,282

	Year Ended December 31,
	2022	2021	2020
Product revenue	93%	96%	97%
Parts and other service revenue	7	4	3
Total revenue	100	100	100
Product cost of goods sold	101	94	92
Parts and other service cost of goods sold	7	5	4
Total cost of goods sold (1)	108	99	96
Gross profit (loss)	(8)	1	4
Research and development (1)	20	18	18
Selling, general and administrative (1)	43	35	34
Asset impairment charge	—	—	—
Total operating expenses	63	53	52
Loss from operations	(71)	(52)	(48)
Interest expense, net	9	21	8
Gain on debt extinguishment	(3)	—	—
Loss on valuation of derivative and warrant liabilities	—	29	7
Other (income) expense, net	—	—	1
Loss before income taxes	(77)	(102)	(64)
Provision for income taxes	—	—	—
Net loss	(77)%	(102)%	(64)%
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	—%	1%	—%
Research and development	2	1	1
Selling, general and administrative	5	5	4
Total stock-based compensation expense	7%	7%	5%

Revenue

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Product revenue	$288,400	$232,450	$190,411	$55,950	24%	$42,039	22%
Parts and other service revenue	20,964	10,410	6,532	10,554	101%	3,878	59%
Total revenue	$309,364	$242,860	$196,943	$66,504	27%	$45,917	23%
Proterra Transit new buses delivered	199	208	170	(9)	(4)%	38	22%
Proterra Powered battery systems delivered	1,229	273	107	956	350%	166	155%
MW charging infrastructure installed	35.3	14.5	19.8	20.8	143%	(5.3)	(27)%
Total revenue increased by $66.5 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in total revenue was primarily due to increased delivery of battery systems and charging systems. The new bus delivery slightly decreased, but we also delivered 14 pre-owned buses in the year ended December 31, 2022, which increased from 9 pre-owned buses in the year ended December 31, 2021. For the year ended December 31, 2022, our production and deliveries were negatively impacted by parts shortages. Both production and deliveries during fiscal year 2021 were negatively impacted by the COVID-19 pandemic due to supplier constraints and delays in equipment delivery.
Total revenue increased by $45.9 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase of total revenue was primarily due to increase of vehicle and battery systems deliveries. In addition, we also delivered 9 pre-owned buses in the year ended December 31, 2021. The charging systems and installation revenue decreased due to delay in equipment delivery. Both production and deliveries during fiscal year 2020 were negatively impacted by the COVID-19 pandemic due to inefficiencies experienced with required safety measures and complications with inspections and regulatory testing. Both production and deliveries during fiscal year 2021 were negatively impacted by the COVID-19 pandemic due to supplier constraints and delays in equipment delivery.
Cost of goods sold and gross profit

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Product cost of goods sold	$311,884	$229,142	$181,987	$82,742	36%	$47,155	26%
Parts and other service cost of goods sold	21,471	11,666	7,417	$9,805	84%	$4,249	57%
Total cost of goods sold	$333,355	$240,808	$189,404	$92,547	38%	$51,404	27%
Gross profit (loss)	$(23,991)	$2,052	$7,539	$(26,043)	NM	$(5,487)	(73)%
Cost of goods sold increased by $92.5 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in costs were mainly driven by the increased product volume, higher material input costs and growth in personnel related costs due to inflation and global supply chain interruption. To support the growth in demand for our products, we increased headcount since 2021. However, parts shortages in part caused delays in production, which negatively impacted our ability to absorb such increased labor and manufacturing overhead costs and also, in part, resulted in a purchase commitment shortfall penalty for volumes committed in 2022 and 2023 volume modification totaling $7.7 million to our bus body supplier incurred in the fourth quarter of 2022. In addition, the cost of goods sold for the year ended December 31, 2022 also included $6.3 million related to start-up costs for the Powered 1 battery factory, which was under construction, and $3.0 million year end inventory adjustment.
Gross profit decreased by $26.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, which was mainly due to the unabsorbed labor and manufacturing overhead costs and supplier purchase shortfall penalty incurred in the fourth quarter of 2022 from delayed production caused in part by parts shortages, start-up costs for the Powered 1 battery factory, and our high mix of deliveries with pre-inflation pricing and higher material input costs.
Cost of goods sold increased by $51.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The $47.2 million increase in product cost of goods sold was mainly driven by an increase in vehicle and battery systems delivered. To support the growth, we have increased headcount, however, COVID-19 related supply chain interruptions caused delays in production, which negatively impacted our ability to absorb such increased labor and manufacturing overhead costs.
Gross profit decreased by $5.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was mainly due to the unabsorbed labor and manufacturing overhead costs from delayed production caused by parts shortages stemming from the COVID-19 related supply chain interruption.

Operating expenses
Research and development

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Research and development	$63,650	$43,840	$36,233	$19,810	45%	$7,607	21%
Research and development expense increased by $19.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to an increase in personnel related expenses of $8.6 million and stock-based compensation of $2.8 million, an increase in prototype parts and tools expense of $3.7 million, an increase of travel expense of $1.6 million as a result of the relaxation of COVID-19 restrictions, and an increase in professional and consulting fees of $1.4 million to support increased product development efforts.
Research and development expense increased by $7.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in personnel related expenses of $6.4 million and stock-based compensation of $0.9 million, and an increase in professional and consulting fees to support increased product development efforts, and an increase in IT expense. These increases were partially offset by a decrease in prototype parts and tools expense of $1.5 million following the completion of the development of the advanced composite bus body and the ZX5 bus platform.
Selling, general and administrative

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Selling, general and administrative	$133,214	$85,841	$67,139	$47,373	55%	$18,702	28%
Selling, general and administrative expense increased by $47.4 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in personnel related expenses of $19.5 million and stock-based compensation of $2.6 million, an increase in professional and consulting fees of $8.7 million, an increase in IT expense of $4.9 million due to increased cybersecurity measures, more users and incremental data usage costs, an increase in facilities expense of $3.6 million, an increase in insurance expense of $2.6 million, and an increase in travel expense of $1.4 million as a result of the relaxation of COVID-19 restrictions.
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
Interest expense, net

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Interest income	$(1,620)	$(1,735)	$(240)	$115	(7)%	$(1,495)	623%
Interest expense	30,208	52,717	15,653	(22,509)	(43)	37,064	237
Interest expense, net	$28,588	$50,982	$15,413	$(22,394)	(44)	$35,569	231
Interest expense, net decreased by $22.4 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the write-off of $21.0 million of unamortized debt issuance costs associated with the Convertible Notes with an original aggregate principal of $46.5 million that were converted upon the Closing of the Business Combination in June 2021. For more information regarding the Convertible Notes, see “—Liquidity and capital resources” below.
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
Gain on debt extinguishment

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Gain on debt extinguishment	$(10,201)	$—	$—	$(10,201)	NM	$—	NM
The $10.2 million gain on debt extinguishment was related to the $10.0 million PPP loan forgiveness approved by the SBA in May 2022. The previously paid and accrued interest of $0.2 million was also forgiven.
Loss on valuation of derivative and warrant liabilities

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Loss on valuation of derivative and warrant liabilities	$—	$70,177	$12,989	$(70,177)	NM	$57,188	NM
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
Other expense (income), net

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Other expense (income), net	$(1,292)	$1,202	$2,629	$(2,494)	NM	$(1,427)	(54)%
Other expense (income), net includes realized gain or loss from short-term investment, currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, sublease income and other non-operational financial losses. The increase of other income in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher amount of ST investment throughout 2022 compared to 2021.
The higher expense in the year ended December 31, 2020 was mainly due to foreign exchange rate fluctuations in the first quarter of 2020, and other non-operational financial gains or losses.

Provision for income taxes

	Year Ended December 31,			2022 vs 2021 Change		2021 vs 2020 Change
(dollars in thousands)	2022	2021	2020	$	%	$	%
Provision for income taxes	$—	$16	$22	$(16)	NM	$(6)	NM
We are subject to income taxes in the United States and certain states, but due to our net operating loss position, we have not recognized any material provision or benefit through December 31, 2022. In the years ended December 31, 2021 and 2020, we recorded a provision for taxes in certain states, where tax is not based solely on income before taxes.

Liquidity and capital resources
As of December 31, 2022, we had cash and cash equivalents and short-term investments of $298.1 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the completion and improvement of our current manufacturing and future capacity expansion, working capital, debt service, and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, the Business Combination, the PIPE Financing, borrowings under our credit facilities, and payments received from customers.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year of the financial statements being issued.
Pursuant to the terms of the purchase agreement governing the Convertible Notes, we are required to maintain Liquidity (as defined therein) as of the last day of each quarter of not less than the greater of (a) $75.0 million and (b) an amount equal to the product of multiplying (i) the amount of Cash Burn (as defined therein) from operations for the three-month period ending on the end of such month by (ii) four (the “Minimum Liquidity Covenant”).
As of December 31, 2022, we did not have Liquidity in an amount equal to clause (b) above as of such date. As a result, we obtained a waiver of the Minimum Liquidity Covenant for the quarter ended December 31, 2022. Without such waiver, we would have been in default of the Convertible Notes, which would have resulted in a cross-default under the Senior Credit Facility. However, we have not obtained a waiver of the Minimum Liquidity Covenant for any future periods, and, as a result of anticipated operating cash outflows from operation, capital investment at our Powered 1 battery factory, and incremental cash payments for the Workforce Restructuring (discussed in Note 15, Subsequent Events), we may not meet the Minimum Liquidity Covenant as of March 31, 2023.
In addition, our inability to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern is an event of default under the Convertible Notes and the Senior Credit Facility. We obtained a prospective limited waiver under the Convertible Notes, which will expire on March 31, 2023, with respect to our obligations under the Convertible Notes to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern in connection with this Annual Report on Form 10-K, and a cross-default under the Convertible Notes with respect to the Senior Secured Credit Facility, resulting from the substantially similar covenant thereunder. If we are unable to obtain a further waiver under the Convertible Notes beyond March 31, 2023, then there would be an event of default under the Convertible Notes for failure to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) in this Annual Report on Form 10-K, which would be a cross-default under the Senior Credit Facility, unless waived. An event of default under the Convertible Notes would permit the holders of the Convertible Notes to cause all of the outstanding indebtedness under the Convertible Notes to become immediately due and payable.
In addition, we have not obtained a waiver with respect to the corresponding covenant under the Senior Credit Facility as of the date hereof and we are therefore in default of such covenant as of the issuance of these financial statements and related audit report. Unless waived, the default under the Senior Credit Facility resulting from the issuance of these financial statements and related audit report containing a going concern qualification (and potential cross-default under the Convertible Notes if we are unable to obtain a waiver thereunder beyond March 31, 2023), permits the Lenders under the Senior Credit Facility to terminate all commitments to extend credit under the Senior Credit Facility and cause all of the outstanding indebtedness under the Senior Credit Facility to become immediately due and payable.
In addition, if we are unable to comply with or obtain a waiver for the Minimum Liquidity Covenant for the quarter ended March 31, 2023 or a future period, there would be an event of default under the Convertible Notes and a cross-default under the Senior Credit Facility for such period, which would permit (i) the holders of the Convertible Notes to cause all of the outstanding indebtedness under the Convertible Notes to become immediately due and payable and (ii) the Lenders under the Senior Credit Facility to terminate all commitments to extend credit under the Senior Credit Facility and cause all of the outstanding indebtedness under the Senior Credit Facility to become immediately due and payable.
We are working with the holders of the Convertible Notes and the lenders under the Senior Credit Facility to come to a resolution; but we cannot guarantee a resolution on a timely basis, on favorable terms or at all.
If the Convertible Notes and amounts outstanding under the Senior Credit Facility were to become immediately due and payable in the event of such a default, this would have an immediate adverse effect on our ability to meet our working capital needs and our business and operating results. There is no assurance that we will be able to obtain any future waivers under the Convertible Notes or the Senior Credit Facility. We would need to take further action to raise additional funds in the capital markets or otherwise to fund our obligations under the Convertible Notes in addition to our other obligations over the period, and we would not be able to draw upon the Senior Credit Facility. If we do not have sufficient funds or we are unable to arrange for additional financing to repay outstanding debt, the lenders under the Senior Credit Facility and holders of the Convertible Notes could seek to enforce their security interests in the collateral securing the indebtedness under the Senior Credit Facility and the Convertible Notes, which are secured substantially by all our assets including intellectual property and other restricted property.
Our potential inability to maintain the Liquidity requirement under the Convertible Notes and the current and potential events of default under the Convertible Notes and the Senior Credit Facility when coupled with the following conditions: our available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, causes substantial doubt about our ability to continue as a going concern to exist.
We are currently executing on various strategies to improve available cash balances, liquidity and cash generated from operations that include a workforce reduction across the Company announced in January 2023, and our plan to windup operations at the City of Industry facility by the end of the third quarter of 2023 to improve operational efficiency. We expect to seek additional funds through potential securities financings, debt financings or other capital sources or strategic transactions. In addition, we may seek to obtain a waiver or amendment of our existing debt agreements. However, we may not be successful in securing additional financing on acceptable terms or at all, or in obtaining a waiver or amendment to our existing debt agreements. Furthermore, high volatility and uncertainty in the capital markets resulting from the COVID-19 pandemic and macroeconomic conditions, including rising inflation rates and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, has had, and could continue to have, a negative impact on the price of our common stock and could adversely impact our ability to raise additional funds. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies. Further, if sufficient funds are not available, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code, and it is likely that investors will lose all or a part of their investment. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.
These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Senior Credit Facility

In May 2019, we entered into a Loan, Guaranty and Security Agreement (the “Senior Credit Facility”), which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior

Credit Facility is available on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on eligible accounts receivable and inventory, subject to certain reserves, determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $25.0 million letter of credit sub-line, which was increased in January 2023 from $20.0 million as of December 31, 2022. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at our option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
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
As of December 31, 2022, there was no balance outstanding under the Senior Credit Facility, although we utilized $17.6 million of the facility’s sub-line for letters of credit.
Small Business Administration Loan
In May 2020, we received Small Business Administration (the “SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (the “PPP loan”) under the “Coronavirus Aid, Relief and Economic Security (CARES) Act”. The PPP loan was in the form of a note with an original maturity in May 2022, and which was extended to May 2025 based on the SBA’s interim final rule. The interest rate was 1.0% per annum and interest is payable monthly commencing in October 2021. All or a portion of the loan was eligible for forgiveness by the SBA upon application with supporting documentation of expenditures in accordance with the SBA requirements, which include employees being kept on the payroll for eight weeks after the date of the loan and the proceeds being used for payroll, rent, mortgage interest, or utilities.
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
Each of the Convertible Notes rank equally without preference or priority of any kind over one another, but senior in all rights, privileges, and preferences to all other shares of our capital stock and all other securities that are convertible into or exercisable for our capital stock directly or indirectly.
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
The Note Purchase Agreement governing the Convertible Notes contains certain customary non-financial covenants. In addition, the Note Purchase Agreement requires us to maintain liquidity at quarter end (“Minimum Liquidity Covenant”) of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn (as defined therein) for the three-month period then ended.
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
As of December 31, 2022, the outstanding balance of the Convertible Notes was $170.8 million inclusive of PIK interest of $17.3 million.
The remaining Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days.
We were not in compliance with the Minimum Liquidity Covenant in the Convertible Notes as of December 31, 2022, We received a waiver of such Liquidity (as defined therein) requirement in February 2023 which provides for retroactive effect, so that there was no such event of default for the year ended December 31, 2022. Refer to Note 15, Subsequent Events for details.
Due to the uncertainty of obtaining waivers of the Liquidity requirement (as defined therein) for future periods and our inability to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern, even though the Convertible Notes have a maturity date in August 2025, they are classified as a current liability on the Company’s balance sheets as of December 31, 2022.

Performance bonds
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to collateralize a portion of the total performance bond amount. Historically, we have primarily provided cash collateral. Our surety provider may accept letters of credit. The collateral provided is a mix of restricted cash on the balance sheet and letters of credit. As of December 31, 2022, we had $12.6 million of restricted cash and $17 million of letters of credit related to performance bonds. We believe we have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
Cash flows
The following table summarizes our cash flows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows (used in) provided by:
Operating activities	$(296,607)	$(126,261)	$(76,070)
Investing activities	184,107	(447,281)	(54,525)
Financing activities	16,156	632,449	200,643
Net increase (decrease) in cash and cash equivalents, and restricted cash	$(96,344)	$58,907	$70,048
Operating activities
Net cash used in operating activities in 2022 was $296.6 million compared to $126.3 million in 2021. In both years, the cash used in operating activities was due to net losses and increases in working capital due to the growth of our business, especially the strategic purchases in inventory due to supply chain constraints and higher costs from material and freight inflation. The decrease in net loss of $12.1 million in the year ended December 31, 2022 as compared to the year ended December 31, 2021 included decreases of non-cash items of $70.2 million of loss on change in the fair value of derivative and warrant liabilities, $21.2 million of interest expense and debt discount and issuance costs amortization expense, and partially offset by increase of $5.8 million of stock-based compensation expense. For the year ended December 31, 2022, cash used in operating activities primarily related to $54.5 million,$48.7 million, $35.7 million and $13.5 million for inventory, accounts receivable, prepaid expenses and other current assets and other assets, respectively, and was partially offset by cash provided by deferred revenue and accounts payable and accrued liabilities of $31.0 million and $14.9 million, respectively. For the year ended December 31, 2021, cash used in operating activities primarily related to $29.9 million, $20.2 million, and $8.0 million for accounts receivable, inventory, prepaid expenses and other current assets, respectively, and was partially offset by cash provided by accounts payable and accrued liabilities and deferred revenue of $27.4 million and $6.6 million, respectively.
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
Investing activities
Net cash provided by investment activities was $184.1 million in the year ended December 31, 2022 compared to net cash used in investment activities $447.3 million in the year ended December 31, 2021. The $631.4 million change was primarily driven by a net increase of $667.4 million related to more proceeds from maturity of investments in the year ended December 31, 2022 as compared to more purchases of investments in the year ended December 31, 2021, and a $36.0 million increase in capital expenditures.
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
Financing activities
Net cash provided by financing activities was $16.2 million, $632.4 million, and $200.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The net cash provided by financing activities for the year ended December 31, 2022 primarily resulted from net proceeds of $9.8 million from the exercise of stock options and warrants, and $3.0 million from the ESPP. The net cash provided by financing activities for the year ended December 31, 2021 primarily resulted from net proceeds of $644.7 million from the Business Combination and the PIPE Financing and $6.8 million from the exercise of stock options and warrants, which was partially offset by a Senior Credit Facility repayment of $17.1 million. The net cash provided by financing activities for the year ended December 31, 2020 primarily resulted from proceeds from borrowings of $200.0 million through the issuance of Convertible Notes, $14.5 million under the Senior Credit Facility, $10.0 million from PPP loan, and $4.2 million from the exercise of stock options, offset by $12.8 million repayment under the Senior Credit Facility and $10.0 million repayment of a prior credit facility with Hercules Capital, Inc.

Off-balance sheet arrangements
We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt, or operating our business. With the exception of letters of credit, we do not have any off-balance sheet arrangements or relationships with entities that are not disclosed in our consolidated financial statements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures, or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.
Contractual obligations
The purchase commitments including purchase orders or contracts for the purchase of certain goods and services was $2.2 billion as of December 31, 2022, of which approximately 20% was expected to be due within one year, 37% in 2024 and 2025, and the remainder thereafter through 2028. Most of the commitments relate to the expected purchase of cylindrical cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028.
The Convertible Notes had an outstanding principal amount inclusive of PIK interest of $170.8 million as of December 31, 2022, which will mature in August 2025. The outstanding balances will be automatically converted into common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP of our common stock exceeds $9.86 over 20 consecutive days.
Recent accounting pronouncements
See Note 2 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements that are of significance, or potential significance to us.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business.
Interest rate and market risk
As of December 31, 2022, we had cash and cash equivalents and short-term investments of $298.1 million. Our cash and cash equivalents and short-term investments are held primarily in U.S. treasury and corporate debt securities, and money market funds. Our primary objectives for investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk.
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
Based on a sensitivity model that measures market value changes when changes in interest rates occur, as of December 31, 2022, an immediate increase of 100-basis points in interest rates would have no material impact to the fair value of our cash equivalents and short-term investment.
We had non-controlling equity investments in privately-held companies of $26.6 million as of December 31, 2022. The fair value of such strategic investment may fluctuate depending on the financial condition and near-term prospects of these companies, and we may be required to record an impairment loss if the carrying value of the investment exceed its fair value.

We are exposed to interest rate risk related to our indebtedness under the Senior Credit Facility that bears interest at floating rates based on the prime rate plus a specified margin. As of December 31, 2022, we had no borrowing outstanding under the Senior Credit Facility.
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk, primarily related to certain raw material purchases denominated in Euros and certain accounts receivables from three customers denominated in Canadian dollars. Payments denominated in foreign currencies represented less than 5% of our total payments during the years ended December 31, 2022, 2021 and 2020. The revenue from the customers with accounts receivable denominated in Canadian dollars was less than 1% of our total revenue for the years ended December 31, 2022 and 2021, and was less than 10% of our total revenue for the year ended December 31, 2020. The exchange rate fluctuations were not material in the years ended December 31, 2022 and 2021, and accounted for $1.1 million of other expense in the year ended December 31, 2020. The higher expense in 2020 was mainly due to foreign exchange rate fluctuations in the first half of 2020. As a result, we believe that we currently do not have material exposure to changes in foreign currency exchange rates.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Proterra Inc and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s projected noncompliance with liquidity requirements related to the Convertible Notes, combined with a history and expectation of continued recurring losses and cash outflows from operations for the foreseeable future raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Product warranty reserve
As discussed in Note 1 to the consolidated financial statements, the Company’s product warranty reserve as of December 31, 2022 was $25.5 million, including a warranty reserve on vehicles sold to customers. The Company records a warranty reserve for vehicles sold at the point of revenue recognition, which includes management’s best estimate of the projected costs to repair or replace items under the limited warranty and field service actions. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims.
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
The following are the primary procedures we performed to address this critical audit matter. We assessed the estimated future warranty repair costs used in the development of the total warranty cost per vehicle by comparing them to the Company’s historical warranty claims data. We tested a sample of the current year claims used in the determination of the estimated future warranty repair costs by comparing them to the relevant underlying documentation. We also assessed the consistency of the Company’s warranty reserve with recent trends in actual warranty claims, taking into account changes in conditions affecting the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Santa Clara, California
March 17, 2023
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Proterra Inc:
Opinion on Internal Control Over Financial Reporting
We have audited Proterra Inc and subsidiary's (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 17, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company did not have a sufficient number of trained resources with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting. As a result:
•The Company did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks at a sufficient level of detail to identify all relevant risks of material misstatement across the entity;
•The Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting;
•The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.
As a consequence, the Company did not effectively design, implement, or operate process-level control activities for substantially all of the Company’s financial reporting processes.
The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Santa Clara, California
March 17, 2023

PROTERRA INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2022	2021
Assets:
Cash and cash equivalents	$73,695	$170,039
Accounts receivable, net	130,337	81,644
Short-term investments	224,359	490,967
Inventory	169,567	114,556
Prepaid expenses and other current assets	50,893	15,300
Deferred cost of goods sold	4,304	1,816
Restricted cash, current	12,565	12,105
Total current assets	665,720	886,427
Property, plant, and equipment, net	107,552	62,246
Operating lease right-of-use assets	20,274	24,282
Restricted cash, non-current	—	460
Long-term inventory prepayment	10,000	—
Other assets	36,913	8,472
Total assets	$840,459	$981,887
Liabilities and Stockholders’ Equity:
Accounts payable	$57,822	$53,404
Accrued liabilities	33,551	20,634
Deferred revenue, current	30,017	13,821
Operating lease liabilities, current	6,876	4,084
Debt, current	122,692	—
Total current liabilities	250,958	91,943
Debt, non-current	—	110,999
Deferred revenue, non-current	37,381	22,585
Operating lease liabilities, non-current	18,098	20,963
Other long-term liabilities	17,164	15,245
Total liabilities	323,601	261,735
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000 shares authorized; and 226,265 shares and 221,960 shares issued and outstanding as of December 31, 2022 and 2021, respectively	22	22
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	1,613,556	1,578,943
Accumulated deficit	(1,096,175)	(858,225)
Accumulated other comprehensive loss	(545)	(588)
Total stockholders’ equity	516,858	720,152
Total liabilities and stockholders’ equity	$840,459	$981,887
See accompanying notes to consolidated financial statements.

PROTERRA INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Product revenue	$288,400	$232,450	$190,411
Parts and other service revenue	20,964	10,410	6,532
Total revenue	309,364	242,860	196,943
Product cost of goods sold	311,884	229,142	181,987
Parts and other service cost of goods sold	21,471	11,666	7,417
Total cost of goods sold	333,355	240,808	189,404
Gross profit (loss)	(23,991)	2,052	7,539
Research and development	63,650	43,840	36,233
Selling, general and administrative	133,214	85,841	67,139
Asset impairment charge	—	—	121
Total operating expenses	196,864	129,681	103,493
Loss from operations	(220,855)	(127,629)	(95,954)
Interest expense, net	28,588	50,982	15,413
Gain on debt extinguishment	(10,201)	—	—
Loss on valuation of derivative and warrant liabilities	—	70,177	12,989
Other expense (income), net	(1,292)	1,202	2,629
Loss before income taxes	(237,950)	(249,990)	(126,985)
Provision for income taxes	—	16	22
Net loss	$(237,950)	$(250,006)	$(127,007)
Net loss per share of common stock:
Basic	$(1.06)	$(2.07)	$(28.96)
Diluted	$(1.08)	$(2.07)	$(28.96)
Weighted average shares used in per share computation:
Basic	224,301	120,886	4,385
Diluted	249,156	120,886	4,385
See accompanying notes to consolidated financial statements.

PROTERRA INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(237,950)	$(250,006)	$(127,007)
Other comprehensive income (loss), net of taxes:
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities	43	(588)	—
Other comprehensive income (loss), net of taxes	43	(588)	—
Total comprehensive loss, net of taxes	$(237,907)	$(250,594)	$(127,007)
See accompanying notes to consolidated financial statements.

PROTERRA INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	115,136	$13	3,927	$—	$668,178	$(481,212)	$—	$186,979
Issuance of stock, net of costs	—	—	1,751	1	4,211	—	—	4,212
Stock-based compensation	—	—	—	—	10,282	—	—	10,282
Net loss	—	—	—	—	—	(127,007)	—	(127,007)
Balance, December 31, 2020	115,136	13	5,678	1	682,671	(608,219)	—	74,466
Conversion of convertible preferred stock into common stock in connection with the reverse recapitalization	(115,136)	(13)	115,576	11	2	—	—	—
Conversion of Convertible Notes into common stock	—	—	7,424	1	48,780	—	—	48,781
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	76,172	8	502,307	—	—	502,315
Reclassification of derivative liability upon the reverse recapitalization	—	—	—	—	182,554	—	—	182,554
Reclassification of Legacy Proterra warrant liability upon the reverse recapitalization	—	—	—	—	87,016	—	—	87,016
Issuance of common stock upon exercise of options and warrants	—	—	7,012	1	6,711	—	—	6,712
Issuance of Earnout Shares, net of repurchase	—	—	4,736	—	(634)	—	—	(634)
Issuance of common stock upon warrant redemption	—	—	5,362	—	53,475	—	—	53,475
Stock-based compensation	—	—	—	—	16,061	—	—	16,061
Net loss	—	—	—	—	—	(250,006)	—	(250,006)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(588)	(588)
Balance, December 31, 2021	—	—	221,960	22	1,578,943	(858,225)	(588)	720,152
Stock issuance for exercise of stock option and RSU release, net of costs	—	—	3,655	—	9,779	—	—	9,779
Stock issuance for employee stock purchase plan	—	—	650	—	2,994	—	—	2,994
Stock-based compensation	—	—	—	—	21,840	—	—	21,840
Net loss	—	—	—	—	—	(237,950)	—	(237,950)
Other comprehensive income, net of taxes	—	—	—	—	—	—	43	43
Balance, December 31, 2022	—	$—	226,265	$22	$1,613,556	$(1,096,175)	$(545)	$516,858
See accompanying notes to consolidated financial statements.

PROTERRA INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(237,950)	$(250,006)	$(127,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,606	15,689	15,536
Loss on disposal of fixed assets	205	645	143
Asset impairment charge	—	—	121
Stock-based compensation	21,840	16,061	10,282
Amortization of debt discount and issuance costs	14,297	34,809	6,045
Accretion of debt end of term charge and PIK interest	7,475	8,207	3,501
Gain on debt extinguishment	(10,007)	—	—
Loss on valuation of derivative and warrant liabilities	—	70,177	12,989
Others	(1,931)	1,281	(153)
Changes in operating assets and liabilities:
Accounts receivable	(48,693)	(29,928)	(7,216)
Inventory	(54,495)	(20,181)	2,182
Prepaid expenses and other current assets	(35,671)	(8,021)	(1,043)
Deferred cost of goods sold	(2,488)	221	(797)
Operating lease right-of-use assets and liabilities	3,936	30	87
Other assets	(13,521)	(1,974)	1,575
Accounts payable and accrued liabilities	14,850	27,447	(4,090)
Deferred revenue, current and non-current	30,991	6,586	9,599
Other non-current liabilities	1,949	2,696	2,176
Net cash used in operating activities	(296,607)	(126,261)	(76,070)
Cash flows from investing activities:
Purchase of investments	(446,418)	(587,846)	(108,960)
Proceeds from maturities of investments	690,000	164,000	80,000
Purchase of property and equipment	(59,475)	(23,435)	(25,565)
Net cash provided by (used in) investing activities	184,107	(447,281)	(54,525)
Cash flows from financing activities:
Merger and PIPE financing	—	644,695	—
Payment of tax withholding obligations on earnout shares	—	(634)	—
Proceeds from debt, net of issuance costs	—	—	219,471
Repayment of debt	—	(17,083)	(22,787)
Repayment of finance obligation	—	(2,642)	(484)
Proceeds from (repayment of) government grants	(700)	1,323	275
Proceeds from exercise of stock options and warrants	9,779	6,790	4,168
Proceeds from employee stock purchase plan	2,994	—	—
Other financing activities	4,083	—	—
Net cash provided by financing activities	16,156	632,449	200,643
Net increase (decrease) in cash and cash equivalents, and restricted cash	(96,344)	58,907	70,048
Cash and cash equivalents, and restricted cash at the beginning of year	182,604	123,697	53,649
Cash and cash equivalents, and restricted cash at the end of year	$86,260	$182,604	$123,697
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,467	$9,074	$5,827
Cash paid for income taxes	—	15	9

PROTERRA INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Non-cash investing and financing activity:
Assets acquired through accounts payable and accrued liabilities	$4,113	$4,955	$659
Non-cash transfer of leased assets to inventory	515	2,046	635
Reclassification of Convertible Notes warrants liability upon exercise	—	17,696	—
Conversion of Convertible Notes into common stock	—	48,607	—
Reclassification of remaining Convertible Notes warrants liability upon the reverse recapitalization	—	69,320	—
Reclassification of derivative liability upon the reverse recapitalization	—	182,554	—
Conversion of preferred stock into common stock	—	627,315	—
Cashless warrant exercise	—	53,326	—
Non-cash long-term investment	—	1,600	—
See accompanying notes to consolidated financial statements.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Description of Business
Proterra Inc (“Proterra” or the “Company"), formerly known as ArcLight Clean Transition Corp. (“ArcLight”), is a leading developer and producer of zero-emission electric vehicle and EV technology solutions for commercial application. Proterra designs, develops, manufactures, and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities, and other commercial transit fleets. It also designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions for global commercial vehicle manufacturers. Additionally, Proterra provides fleet-scale, high-power charging solutions for its customers.
Legacy Proterra (as defined below) was originally formed in June 2004 as a Colorado limited liability company and converted to a Delaware corporation in February 2010. Proterra is headquartered in Burlingame, California, and also has manufacturing and product development facilities in Burlingame and City of Industry, California, and Greenville and Greer, South Carolina.
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
Prior to the closing of the Business Combination (the “Closing”), ArcLight’s Class A ordinary shares and public warrants were listed on the Nasdaq Capital Market under the symbols “ACTC” and “ACTCW,” respectively. Proterra’s common stock is currently listed on the Nasdaq Global Select Market under the symbol “PTRA”. See Note 3, “Reverse Recapitalization” for further details of the Merger. The Company’s public warrants were previously listed on the Nasdaq Global Select Market under the symbol “PTRAW.” On October 29, 2021, the Company redeemed its remaining outstanding public warrants at a redemption price of $0.10 per public warrant. See Note 10, Warrants, for further details.
The Company has incurred net losses and negative cash flows from operations since inception. As of December 31, 2022, the Company has an accumulated deficit of $1.1 billion, and cash and cash equivalents and short-term investments of $298.1 million. The Company has funded operations primarily through a combination of equity and debt financing. There was no outstanding balance under the Senior Credit Facility as of December 31, 2022. There was an aggregate of $17.6 million of letters of credit outstanding as of December 31, 2022. As of December 31, 2022, the outstanding balance of the Convertible Notes was $170.8 million inclusive of PIK interest of $17.3 million.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year of the financial statements being issued.
Pursuant to the terms of the purchase agreement governing the Convertible Notes, we are required to maintain Liquidity (as defined therein) as of the last day of each quarter of not less than the greater of (a) $75.0 million and (b) an amount equal to the product of multiplying (i) the amount of Cash Burn (as defined therein) from operations for the three-month period ending on the end of such month by (ii) four (the “Minimum Liquidity Covenant”).
As of December 31, 2022, we did not have Liquidity in an amount equal to clause (b) above as of such date. As a result, we obtained a waiver of the Minimum Liquidity Covenant for the quarter ended December 31, 2022. Without such waiver, we would have been in default of the Convertible Notes, which would have resulted in a cross-default under the Senior Credit Facility. However, we have not obtained a waiver of the Minimum Liquidity Covenant for any future periods, and, as a result of anticipated operating cash outflows from operation, capital investment at our Powered 1 battery factory, and incremental cash payments for the Workforce Restructuring (discussed in Note 15, Subsequent Events), we may not meet the Minimum Liquidity Covenant as of March 31, 2023.
In addition, our inability to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern is an event of default under the Convertible Notes and the Senior Credit Facility.
We obtained a prospective limited waiver under the Convertible Notes, which will expire on March 31, 2023, with respect to our obligations under the Convertible Notes to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern, and a cross-default under the Convertible Notes with respect to the Senior Secured Credit Facility, resulting from the substantially similar covenant thereunder. If we are unable to obtain a further waiver under the Convertible Notes beyond March 31, 2023, then there would be an event of default under the Convertible Notes for failure to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation), which would be a cross-default under the Senior Credit Facility, unless waived. An event of default under the Convertible Notes would permit the holders of the Convertible Notes to cause all of the outstanding indebtedness under the Convertible Notes to become immediately due and payable.
In addition, we have not obtained a waiver with respect to the corresponding covenant under the Senior Credit Facility as of the date hereof and we are therefore in default of such covenant as of the issuance of these financial statements and related audit report. Unless waived, the default under the Senior Credit Facility resulting from the issuance of these financial statements and related audit report containing a going concern qualification (and potential cross-default under the Convertible Notes if we are unable to obtain a waiver thereunder beyond March 31, 2023), permits the Lenders under the Senior Credit Facility to terminate all commitments to extend credit under the Senior Credit Facility and cause all of the outstanding indebtedness under the Senior Credit Facility to become immediately due and payable.
In addition, if we are unable to comply with or obtain a waiver for the Minimum Liquidity Covenant for the quarter ended March 31, 2023 or a future period, there would be an event of default under the Convertible Notes and a cross-default under the Senior Credit Facility for such period, which would permit (i) the holders of the Convertible Notes to cause all of the outstanding indebtedness under the Convertible Notes to become immediately due and payable and (ii) the Lenders under the Senior Credit Facility to terminate all commitments to extend credit under the Senior Credit Facility and cause all of the outstanding indebtedness under the Senior Credit Facility to become immediately due and payable.
If the Convertible Notes and amounts outstanding under the Senior Credit Facility were to become immediately due and payable in the event of such a default, this would have an immediate adverse effect on our ability to meet our working capital needs and our business and operating results. There is no assurance that we

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
will be able to obtain any future waivers under the Convertible Notes or the Senior Credit Facility. We would need to take further action to raise additional funds in the capital markets or otherwise to fund our obligations under the Convertible Notes in addition to our other obligations over the period, and we would not be able to draw upon the Senior Credit Facility. If we do not have sufficient funds or we are unable to arrange for additional financing to repay outstanding debt, the lenders under the Senior Credit Facility and holders of the Convertible Notes could seek to enforce their security interests in the collateral securing the indebtedness under the Senior Credit Facility and the Convertible Notes, which are secured substantially by all our assets including intellectual property and other restricted property.
Our potential inability to maintain the Liquidity requirement under the Convertible Notes and the current and potential events of default under the Convertible Notes and the Senior Credit Facility when coupled with the following conditions: our available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, causes substantial doubt about our ability to continue as a going concern to exist.
We are currently executing on various strategies to improve available cash balances, liquidity and cash generated from operations that include a workforce reduction across the Company announced in January 2023, and our plan to windup operations at the City of Industry facility by the end of the third quarter of 2023 to improve operational efficiency. We expect to seek additional funds through potential securities financings, debt financings or other capital sources or strategic transactions. In addition, we may seek to obtain a waiver or amendment of our existing debt agreements. However, we may not be successful in securing additional financing on acceptable terms or at all, or in obtaining a waiver or amendment to our existing debt agreements. Furthermore, high volatility and uncertainty in the capital markets resulting from the COVID-19 pandemic and macroeconomic conditions, including rising inflation rates and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, has had, and could continue to have, a negative impact on the price of our common stock and could adversely impact our ability to raise additional funds. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies.
These financial statements have been prepared by management in accordance with GAAP and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.
The Company has not experienced any significant impact to estimates or assumptions as a result of the COVID-19 pandemic. However, the Company’s financial results have been impacted by ongoing constraints and inefficiencies in production largely driven by shortages of component parts and shipment delays, and workforce absences due to illness or quarantines during the pandemic experienced by the Company or its suppliers. While the COVID-19 pandemic has not had a material adverse impact on the Company’s financial condition and results of operations to date, the related global supply chain interruption, macroeconomic and geopolitical conditions on the Company’s future operational and financial performance will depend on certain developments, including the impact on the Company’s customers and the effect on the Company’s suppliers, all of which are uncertain and cannot be predicted.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Segments
The Company operates in the United States and has sales to the European Union, Canada, United Kingdom, Australia, Japan and Türkiye. Revenue disaggregated by geography, based on the addresses of the Company’s customers, consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$265,049	$227,091	$141,073
Rest of World	44,315	15,769	55,870
Total	$309,364	$242,860	$196,943
The Company’s chief operating decision maker is its Chief Executive Officer (CEO) who reviews financial information presented on a consolidated basis for purposes of making decision on allocating resources and assessing financial performance. Accordingly, the Company has determined that it has a single reportable segment.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. U.S. GAAP requires the Company to make estimates and judgments in several areas including, but not limited to, those related to revenue recognition, collectability of accounts receivable, valuation of inventories, valuation of Convertible Notes (See Note 4), warranty liability, contingent liabilities, stock-based compensation expense, useful lives of property, plant, and equipment, recoverability of assets, residual value of leased assets, and the valuation of deferred tax assets. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable. Actual results could differ materially from those estimates.
Foreign Currency Transactions
The U.S. dollar is the Company’s functional currency. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured to the U.S. dollar at period end, and transaction gains and losses are recorded in other expense (income), net in the statements of operations. Net gains or losses resulting from foreign exchange transactions was not material for the years ended December 31, 2022 and 2021. The net losses resulting from foreign exchange transactions were $1.1 million for the year ended December 31, 2020.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of December 31, 2022 and 2021.
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
As of December 31, 2022 and 2021, short-term investments were $224.4 million and $491.0 million, respectively.
Restricted Cash
The Company maintains certain cash amounts restricted as to withdrawal or use. The restricted cash is primarily collateral for performance bonds issued to certain customers. The collateral is provided in the form of a cash deposit to either support the bond directly or to collateralize a letter of credit that supports the performance bonds. The restricted cash was $12.6 million as of December 31, 2022 and 2021.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at one financial institution as of December 31, 2022, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
Cash equivalents and short-term investments consist of short-term money market funds, corporate debt securities, and debt securities issued by the U.S. Treasury, which are deposited with reputable financial institutions. The Company’s cash management and investment policy limits investment instruments to securities with short-term credit ratings at the time of purchase of P-2 and A-2 or better from Moody’s Investors Service and Standard & Poor’s Financial Services, LLC, respectively, with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.
Accounts receivable are typically unsecured and are generally derived from revenue earned from transit agencies, universities and airports in North America and global commercial vehicle manufacturers in North America, the European Union, the United Kingdom, Australia, Japan, and Türkiye. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary.
Given the large order value for customers and the relatively low number of customers, revenue and accounts receivable have typically been concentrated with a limited number of customers.

	Revenue			Accounts Receivable
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Number of customers accounted for 10% or more	2	—	1	2	1
Total % for customers accounted for 10% or more	32%	—%	21%	48%	18%
Single source suppliers provide the Company with a number of components that are required for manufacturing of its current products. For example, we sole source our composite bus bodies from TPI

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Composites Inc. In other instances, although there may be multiple suppliers available, many of the components are purchased from one single source. If these single source suppliers fail to meet the Company’s requirements on a timely basis at competitive prices or are unable to provide components for any reason, the Company could suffer manufacturing delays, a possible loss of revenue, or incur higher cost of sales, any of which could adversely impact the Company’s operating results.
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
In connection with ArcLight’s initial public offering in September 2020, 21,425,000 warrants to purchase ArcLight ordinary shares were issued, including 13,875,000 public warrants and 7,550,000 private placement warrants. These warrants were classified as liabilities as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. These warrants were continually measured at fair value, subject to remeasurement at each balance sheet date. Most of the public warrants and private placement warrants were exercised in October 2021, and the Company redeemed the remaining outstanding public warrants at a redemption price of $0.10 per public warrant. See Note 10, Warrants, for further details.
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
Upon the retirement or sale of property, plant, and equipment, the cost and associated accumulated depreciation are removed from the balance sheets, and the resulting gain or loss is reflected on the statement of operations. Maintenance and repair expenditures are expensed as incurred while major improvements that increase the functionality, output, or expected life of an asset are capitalized and depreciated ratably over the identified useful life.
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
No impairment charge was recognized in the years ended December 31, 2022 and 2021. The Company recorded a $0.1 million impairment charge associated with a facility lease for the year ended December 31, 2020.
Deferred Revenue

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
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2021	$36,406
Revenue recognized from beginning balance during the year ended December 31, 2022	(13,071)
Deferred revenue added during the year ended December 31, 2022	44,063
Deferred revenue as of December 31, 2022	$67,398
The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Revenue Recognition
The Company derives revenue primarily from the sale of vehicles and charging systems, the installation of charging systems, the sale of battery systems and powertrain components to other vehicle manufacturers, as well as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, battery systems and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Leasing revenue recognized over time was approximately $1.1 million, $2.1 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Parts and other service revenue includes revenue earned from spare parts, the design and development of battery systems and powertrain systems for other vehicle manufacturers, and extended warranties.
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
The Company recognizes revenue when or as it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue from product sales is recognized when control of the underlying performance obligations is transferred to the customer. Revenue from sales of vehicles is typically recognized upon delivery when the Company can objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery. In cases, where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior delivery, revenue is recognized upon acceptance by the customer. Revenue from sales of charging systems is recognized at a point in time, generally upon delivery or commissioning when control of the underlying performance obligations are transferred to the customer. Under certain contract arrangements, the control of the performance obligations related to the charging systems is transferred over time, and the associated revenue is recognized over the installation period using an input measure based on costs incurred to date relative to total estimated costs to completion. Spare parts revenue is recognized upon shipment. Extended warranty revenue is recognized over the life of the extended warranty using the time elapsed method. Development service contracts typically include the delivery of prototype products to customers. The performance obligation associated with the development of prototype products as well as battery systems and powertrain components to other vehicle manufacturers, is satisfied at a point in time, typically upon shipping.
Revenue derived from performance obligations satisfied over time from charging systems and installation was $7.7 million, $5.8 million and $6.0 million in the years ended December 31, 2022, 2021, and 2020, respectively. Extended warranty revenue was $2.1 million, $1.7 million and $1.3 million in the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022 and 2021, the contract assets balance was $26.1 million and $1.3 million, respectively, and are recorded in the prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are assessed based on contractual terms and expected to be billed within the next twelve months. The increase was mainly related to two customers, which accounts for 60% and 13% of the balance as of December 31, 2022, respectively.
As of December 31, 2022, the amount of remaining performance obligations that have not been recognized as revenue was $438.7 million, of which 77% was expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
The Company has three commercial offerings each addressing a critical component of commercial vehicle electrification.
•Proterra Transit designs, develops, manufactures, and sells electric transit buses as an original equipment manufacturer (“OEM”) for North American public transit agencies, airports, universities, and other commercial transit fleets.
•Proterra Powered & Energy includes Proterra Powered, which designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions into vehicles for global commercial vehicle OEMs, and Proterra Energy, which offers turnkey fleet-scale, high-power charging solutions and software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization.
The revenue of these commercial offerings are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Proterra Transit	$191,087	$195,558	$156,021
Proterra Powered & Energy	118,277	47,302	40,922
Total	$309,364	$242,860	$196,943

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Lease Arrangements
The Company offers customers leasing alternatives outside of the standard sales contracts for vehicles, charging equipment and batteries used in the vehicles. The leasing arrangements are typically bundled together with the sales contracts. The Company assessed the nature of the bundled arrangements under the revenue accounting standard. For arrangements that contain a lease, the Company determined the classification of the lease in accordance with Topic 842, Leases. A lease arrangement that transfers substantially all of the benefits and risks incident to ownership of the products is classified as a sales-type lease based on the criteria established by the accounting standard; otherwise the lease is classified as an operating lease.
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
The Company monitors the performance of customers who leased batteries and are subject to ongoing payments. No allowance has been recorded for the receivables under the leasing arrangements.
The Company determines whether an arrangement is or contains a lease at inception. Short-term leases with a term of less than 12 months will not be recognized in the right-of-use assets or lease liabilities. The lease and non-lease components are not separated for all leases regardless of whether the Company is the lessee or a lessor to the lease. See Note 7, Leases, for additional information.
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies (cont.)
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expenses were $1.2 million, $1.1 million, and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Warranty reserve – beginning of period	$23,274	$18,582	$14,926
Warranty costs incurred	(7,142)	(7,199)	(4,214)
Net changes in liability for pre-existing warranties, including expirations	(5,124)	(1,710)	(3,392)
Provision for warranty	14,505	13,601	11,262
Warranty reserve – end of period	$25,513	$23,274	$18,582
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
Government Incentives
The Company receives incentives from federal and state government agencies in the form of grants. Incentives are recorded in the financial statements in accordance with their purposes, either as a reduction of expense or a reduction of the cost of the capital investment. The benefit of these incentives is recorded when performance is complete and all conditions as specified in the agreement are fulfilled.
California and certain other states provide incentives to accelerate the purchase of cleaner, more efficient buses in the form of point-of-sale discounts to vehicle purchasers. These incentives are included in the customer contract value, and recognized as revenue once all revenue recognition criteria are met.
Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and activity, net of related taxes, for the year ended December 31, 2022 were as follows (in thousands):

	December 31, 2021	Increase/ Decrease	December 31, 2022
Net unrealized gain (loss) on available-for-sale securities	$(588)	$43	$(545)
Total accumulated other comprehensive income (loss), net of taxes	$(588)	$43	$(545)
2. Adoption of New Accounting Standards
ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.    This standard simplifies the accounting for convertible instruments by removing certain separation models in ASC 470-20, Debt — Debt with Conversion and Other Options. This standard updates the guidance on certain embedded conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, such that those features are no longer required to be separated from the host contract. The convertible debt instruments will be accounted for as a single liability measured at amortized cost. This will also result in the interest expense recognized for convertible debt instruments to be typically closer to the coupon interest rate when applying the guidance in Topic 835, Interest. Further, this standard made amendments to the EPS guidance in Topic 260 for convertible instruments, the most significant impact of which is requiring the use of the if-converted method for diluted earnings per share calculation, and no longer allowing the net share settlement method. This standard also made revisions to Topic 815-40, which provides guidance on how an entity must determine whether a contract qualifies for a scope exception from derivative accounting. The amendments to Topic 815-40 change the scope of contracts that are recognized as assets or liabilities. This standard is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of this standard can either be on a modified retrospective or full retrospective basis. The Company adopted this standard on January 1, 2022, and it had no material impact on the consolidated financial statements.
3. Reverse Recapitalization
On June 14, 2021, Phoenix Merger Sub merged with Legacy Proterra, with Legacy Proterra surviving as a wholly-owned subsidiary of ArcLight. In connection with the Business Combination, Legacy Proterra changed its name to “Proterra Operating Company, Inc.” and ArcLight changed its name to “Proterra Inc”.
The following transactions occurred upon the Closing:

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Reverse Recapitalization (cont.)
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Reverse Recapitalization (cont.)
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Reverse Recapitalization (cont.)
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Fair Value of Financial Instruments (cont.)
Financial assets measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

		Fair Value at
	Pricing Category	December 31,
		2022	2021
Assets:
Cash equivalents:
Money market funds	Level 1	$14,941	$102,978
U.S. Treasury securities	Level 1	—	49,996
Short-term investments:
U.S. Treasury securities	Level 1	224,359	330,053
Corporate debt securities	Level 2	—	160,914
Total		$239,300	$643,941
The Company’s short-term investments were comprised of U.S. Treasury and corporate debt securities, and classified as available-for-sale at the time of purchase because it is intended that these investments are available for current operations. Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in accumulated other comprehensive loss. The ultimate value realized on these securities is subject to market price volatility until they are sold. Realized gains or losses from short-term investments are recorded in other expense (income), net.
As of December 31, 2022, the Company has $26.6 million of long-term investments recorded in other assets in the consolidated balance sheets, comprised of minority ownership of equity investments in privately held entities. The long-term investment balance includes a $25.0 million strategic equity investment made in the third quarter of 2022 in an entity that the Company expects to produce lithium iron phosphate (LFP) battery cells in the United States in the coming years which will provide the Company with development opportunities for battery packs with another cell chemistry to address additional segments of the commercial vehicle market. These investments do not have a readily determinable fair value and are accounted for under a measurement alternative at cost, less impairment, adjusted for observable price changes. No impairment charges or observable price changes were recognized in the year ended December 31, 2022. There are no unrealized gains or losses associated with these investments as of December 31, 2022.
The following is a summary of cash equivalents and marketable securities as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$14,941	$—	$14,941
Short-term investments:
U.S. Treasury securities	224,904	(545)	224,359
Total	$239,845	$(545)	$239,300

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Fair Value of Financial Instruments (cont.)
As of December 31, 2022, the contractual maturities of the short-term investments were less than one year.
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
The unrealized losses as of December 31, 2022 and 2021 are primarily related to U.S. Treasury securities with original maturities longer than one year due to changes in interest rates and considered temporary in nature.
As of December 31, 2022, the contractual maturities of the short-term investments were less than one year.
In August 2020, the Company issued Convertible Notes. Refer to Note 6, Debt, for additional information on the Convertible Notes. The fair value of the Convertible Notes was $195.8 million as of December 31, 2022. The carrying value of the Convertible Notes of $122.7 million, net of $48.1 million unamortized debt discount and issuance costs, as of December 31, 2022, was recorded in Debt, non-current on the balance sheets.
5. Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	December 31,
	2022	2021
Cash	$58,754	$17,065
Cash equivalents	14,941	152,974
Total cash and cash equivalents	$73,695	$170,039
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets to the total of such amounts shown on the statements of cash flows. The restricted cash is primarily collateral for performance bonds issued to certain customers. The collateral is provided in the form of a

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Balance Sheet Components (cont.)
cash deposit to either support the bond directly or to collateralize a letter of credit that supports the performance bonds.

	December 31,
	2022	2021
Cash and cash equivalents	$73,695	$170,039
Restricted cash, current portion	12,565	12,105
Restricted cash, net of current portion	—	460
Total restricted cash	12,565	12,565
Total cash and cash equivalents, and restricted cash	$86,260	$182,604
Inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$127,199	$65,225
Work in progress	21,153	25,062
Finished goods	13,518	18,269
Service parts	7,697	6,000
Total inventories	$169,567	$114,556
The Company recorded a write-down of excess or obsolete inventories to cost of goods sold of $0.8 million, $1.9 million and $3.0 million in the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, the Company recorded $7.7 million purchase commitment shortfall penalty to cost of goods sold associated with bus body inventory purchases.
Property, plant, and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Computer hardware	$5,465	$5,195
Computer software	11,012	9,561
Internally used vehicles and charging systems	15,177	16,459
Leased vehicles and batteries	5,142	6,863
Leasehold improvements	10,716	10,516
Machinery and equipment	28,942	28,302
Office furniture and equipment	2,523	1,861
Tooling	22,430	21,726
Finance lease right-of-use assets	179	179
Construction in progress	72,505	20,243
	174,091	120,905
Less: Accumulated depreciation and amortization	(66,539)	(58,659)
Total	$107,552	$62,246
Construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date, and mainly related to the equipment and facility build out at the Powered 1 battery factory in Greer, South Carolina.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Balance Sheet Components (cont.)
Depreciation and amortization expense were $12.6 million, $15.7 million and $15.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and related expenses	$8,647	$8,069
Accrued sales and use tax	1,784	885
Warranty reserve	8,406	8,116
Accrued supplier liability	7,699	—
Insurance related liability	4,445	—
Other accrued expenses	2,570	3,564
Total	$33,551	$20,634
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Warranty reserve	$17,107	$15,158
Finance lease liabilities, non-current	57	87
Total	$17,164	$15,245
6. Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	December 31,
	2022	2021
PPP loan	$—	$10,000
Convertible Notes	122,692	100,999
Total debt	122,692	110,999
Less debt, current	122,692	—
Debt, non-current	$—	$110,999
Senior Credit Facility
In May 2019, the Company entered into a Loan, Guaranty and Security Agreement for a senior secured asset-based lending facility (the “Senior Credit Facility”) with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The commitment under the Senior Credit Facility includes a $20.0 million letter of credit sub-line as of December 31, 2022. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days written notice.
The Senior Credit Facility is secured by a security interest in substantially all of the Company’s assets except for intellectual property and other restricted property.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt (cont.)
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
There was no outstanding balance under the Senior Credit Facility as of December 31, 2022 and 2021. There was an aggregate of $17.6 million of letters of credit outstanding as of December 31, 2022.
Small Business Administration Loan
In May 2020, the Company received Small Business Administration (the “SBA”) loan proceeds of $10.0 million from Town Center Bank pursuant to the Paycheck Protection Program (the “PPP loan”) under the Coronavirus Aid, Relief and Economic Security (CARES) Act. The PPP loan was in the form of a note with an original maturity in May 2022, and was extended to May 2025 based on the SBA’s interim final rule.
In May 2022, the SBA approved the Company’s PPP loan forgiveness application, and the PPP loan of $10.0 million was forgiven in full, and the previously paid interest of approximately $0.2 million was refunded. A total of $10.2 million was recorded as gain on debt extinguishment in the Company’s consolidated statements of operations.
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
The Note Purchase Agreement contains certain customary non-financial covenants. In addition, the Note Purchase Agreement requires the Company to maintain liquidity at quarter end (“Minimum Liquidity Covenant”) of not less than the greater of (i) $75.0 million and (ii) four times of cash burn for the three-month period then ended.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt (cont.)
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
Prior to the Closing, the embedded features of the Convertible Notes were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of Company stock. These conversion options were bifurcated and accounted for separately from the host debt instrument. The derivative liability of $68.5 million was initially measured at fair value on the issuance date of the Convertible Notes and recorded as a debt discount and was amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The derivative liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes no longer qualify for derivative accounting since the conversion price became fixed. The carrying amount of the embedded derivative, the fair value as of the Closing Date, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging. A summary of the changes of the derivative liability is as follows (in thousands):

Derivative liability
Fair value as of December 31, 2020	$70,870
Change in fair value	111,684
Reclassification of liability upon the reverse recapitalization	(182,554)
Fair value as of December 31, 2021	$—
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
The outstanding Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the volume-weighted average price (VWAP) of the common stock exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
The amortization expense of debt discount and issuance costs was $14.2 million, $34.7 million and $5.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Debt (cont.)
The Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	December 31,
	2022	2021
Principal	$153,500	$153,500
PIK interest	17,301	9,826
Total principal	170,801	163,326
Less debt discount and issuance costs	(48,109)	(62,327)
Total Convertible Notes	$122,692	$100,999
The Company was not in compliance with the the Minimum Liquidity Covenant of the Convertible Notes as of December 31, 2022. The Company received a waiver of the Liquidity (as defined therein) requirement in February 2023 which provides for retroactive effect, so that no such event of default occurred in the year ended December 31, 2022. Refer to Note 15, Subsequent Events for details.
However, the Company has not obtained a waiver of the Minimum Liquidity Covenant for any future periods, and as a result of anticipated operating cash outflows from operation, capital investment at the Powered 1 battery factory, and incremental cash payments for the Workforce Restructuring (discussed in Note 15, Subsequent Events), the Company may not meet the Minimum Liquidity Covenant as of March 31, 2023.
In addition, the audit report included elsewhere in this Annual Report on Form 10-K contains a going concern qualification. Our inability to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern is an event of default under the Convertible Notes and the Senior Credit Facility. If we are unable to obtain a waiver for the current event of default and/or for the Liquidity requirement for the quarter ended March 31, 2023, there would be an unwaived event of default under the Convertible Notes and under the Senior Credit Facility, which would permit (i) the holders of the Convertible Notes to cause all of the outstanding indebtedness under the Convertible Notes to become immediately due and payable and (ii) the Lenders under the Senior Credit Facility to terminate all commitments to extend credit under the Senior Credit Facility and cause all of the outstanding indebtedness under the Senior Credit Facility to become immediately due and payable. If the Convertible Notes were to become immediately due and payable in the event of such a default this would have an immediate adverse effect on our ability to meet our working capital needs and our business and operating results. There is no assurance that we will be able to obtain any future waivers under the Convertible Notes or the Senior Credit Facility. We would need to take further action to raise additional funds in the capital markets or otherwise to fund our obligations under the Convertible Notes in addition to our other obligations over the period, and we would not be able to draw upon the Senior Credit Facility.
Due to the uncertainty of obtaining waivers of the Liquidity requirement for future periods and our inability to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern, even though the Convertible Notes have a maturity date in August 2025, they are classified as a current liability on the Company’s balance sheets as of December 31, 2022.
7. Leases
As a Lessor
The net investment in leases were as follows:

	December 31,
	2022	2021
Net investment in leases, current	$985	$411
Net investment in leases, non-current	9,304	5,179
Total net investment in leases	$10,289	$5,590

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Leases (cont.)
Interest income from accretion of net investment in lease is not material in the years ended December 31, 2022, 2021 and 2020.
Future minimum payments receivable from operating and sales-type leases as of December 31, 2022 for each of the next five years were as follows:

	Operating leases	Sales-type leases
2023	$384	$749
2024	—	1,010
2025	—	1,528
2026	—	1,528
2027	—	1,528
Thereafter	—	4,013
Total minimum lease payments	$384	$10,356
As a Lessee
The Company leases its headquarters in Burlingame, California, and manufacturing related facilities in Burlingame and City of Industry, California, Greenville and Greer, South Carolina, and Rochester Hills, Michigan under operating lease agreements with various expiration dates from 2023 through 2033.
The Company had no material capital leases as of December 31, 2022.
Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$8,203
2024	4,224
2025	3,487
2026	2,615
2027	2,238
Thereafter	9,858
Total undiscounted lease payment	30,625
Less: imputed interest	(5,651)
Total lease liabilities	$24,974
Operating lease expense was $7.3 million, $4.2 million, and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Short-term and variable lease expenses for the years ended December 31, 2022, 2021 and 2020 were not material.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Leases (cont.)
Supplemental cash flow information related to leases were as follows (in thousands):

	Year Ended December 31
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(7,053)	$(4,209)	$(3,855)
Lease liabilities arising from obtaining right-of-use assets:
Operating lease	$5,534	$17,573	$7
Operating lease right-of-use assets and liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$20,274	$24,282
Operating lease liabilities, current	$6,876	$4,084
Operating lease liabilities, non-current	18,098	20,963
Total operating lease liabilities	$24,974	$25,047
The weighted average remaining lease term and discount rate of operating leases were 6.4 years and 6.2%, respectively, as of December 31, 2022. The weighted average remaining lease term and discount rate of operating leases were 7.6 years and 5.8%, respectively, as of December 31, 2021.
As of December 31, 2022, the Company had no significant finance leases and no significant additional leases that have not yet commenced.
8. Commitments and Contingencies
Purchase Commitments
As of December 31, 2022, the Company had outstanding inventory and other purchase commitments of $2.2 billion. Most of the commitments relate to the expected purchase of cylindrical cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028. The terms of the agreement require the Company to make certain prepayments that vary in size and that are made as milestones are met on the construction of the US facility. As of December 31, 2022, the Company has made a $10.0 million prepayment, which was recorded as the long-term inventory prepayment on the consolidated balance sheets. The Company expects the next prepayment to be made within the next six to twelve months. The prepayments will be recouped by the Company by offsetting a predetermined amount per unit on cells purchased from LG Energy Solution.
Letters of Credit
As of December 31, 2022, the Company had letters of credit outstanding totaling $17.8 million, which will expire over various dates in 2023.
Legal Proceedings
The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. From time to time in the normal course of business, various claims and litigation have been asserted or commenced. Due to uncertainties inherent in litigation and other claims, the Company can give no assurance that it will prevail in any such matters, which could subject the Company to

PROTERRA INC
NOTES TO FINANCIAL STATEMENTS
8. Commitments and Contingencies (cont.)
significant liability or damages. Any claims or litigation could have an adverse effect on the Company’s business, financial position, operating results, or cash flows in or following the period that claims or litigation are resolved.
As of December 31, 2022, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.
9. Stockholders’ Equity
On June 14, 2021, the Merger was consummated and, following the Closing, the Company is authorized to issue 510,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consisted of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2022, 226,265,161 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.
As of December 31, 2022, the Company had reserved shares of common stock for issuance as follows (in thousands):

2010 Equity Incentive Plan	16,643
2021 Equity Incentive Plan	20,476
2021 Employee Stock Purchase Plan	3,200
Warrants	1
Earnout Stock	18,009
Convertible notes	26,316
Total	84,645
10. Warrants
Public Warrants and Private Placement Warrants
The public warrants and private placement warrants were issued in connection with ArcLight’s initial public offering. Public warrants were only exercisable for a whole number of shares of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on September 25, 2021. The warrants were to expire June 14, 2026 or earlier upon redemption or liquidation. The private placement warrants had terms and provisions that were identical to those of the public warrants, but were not transferable, assignable or salable until July 14, 2021, except pursuant to limited exceptions.
The public warrants and private placement warrants were classified as liabilities as they did not meet the requirements for equity classification under Topic 815, Derivatives and Hedging. Immediately prior to the Closing, the warrant liability was $84.6 million for the public warrants and $57.6 million for the private placement warrants. Such warrants were measured at fair value, subject to remeasurement at each balance sheet date.
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
In October 2021, 10,599 public warrants were exercised for cash resulting in the issuance of 10,599 shares of common stock for an aggregate exercise price of $121,889, 13,436,250 public warrants and 7,550,000 private placement warrants were exercised on a cashless basis resulting in the issuance of 5,351,231 shares of common stock, and 428,145 public warrants were redeemed for cash for an aggregate redemption price of $42,815. In

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Warrants (cont.)
connection with the warrant exercise and redemption, $53.4 million of the carrying amount of the warrant liability was reclassified to stockholder’s equity.
Other Warrants
As of December 31, 2022, the Company had 892 common stock warrants outstanding exchanged from Legacy Proterra warrants.
Activity of warrants in the year ended December 31, 2021 is as follows:

	Public warrants	Private placement warrants	Other warrants	Total warrants
Outstanding as of December 31, 2020 (1)	—	—	5,104,030	5,104,030
Issued as part of the Merger	13,874,994	7,550,000	—	21,424,994
Exercised (2)	(13,446,849)	(7,550,000)	(5,103,138)	(26,099,987)
Redeemed	(428,145)	—	—	(428,145)
Outstanding as of December 31, 2021	—	—	892	892
__________________
(1)Including 4,562,533 warrants issued to the holders of Convertible Notes as described in Note 6.
(2)An aggregate of 10,348,690 shares of common stock were issued from warrant exercise.

A summary of the changes of the warrant liabilities in the year ended December 31, 2021 is as follows (in thousands):

	Legacy Proterra warrant liability	Private placement warrant liability	Public warrant liability
Fair value as of December 31, 2020	$39,670	$—	$—
Warrant liability acquired as part of the reverse recapitalization	—	57,610	84,640
Change in fair value	47,346	(38,589)	(50,264)
Reclassification of liability upon the reverse recapitalization	(69,320)	—	—
Reclassification of liability upon exercise of warrants	(17,696)	(19,021)	(34,376)
Fair value as of December 31, 2021	$—	$—	$—
The change in fair value of warrant liabilities was recorded in the statement of operations.
11. Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
In 2010, Legacy Proterra adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units. Upon Closing, the then outstanding options under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, such options continue to be subject to the terms of the 2010 Plan and applicable award agreements; however, no further awards can be granted under the 2010 Plan. As of December 31, 2022, options to purchase 16,642,864 shares of common stock remained outstanding under the 2010 Plan.

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
The Company initially reserved 10,000,000 shares of common stock, plus 387,531 reserved shares not issued under the 2010 Plan on the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan increases automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a number as may be determined by the Board. In the first quarter of 2022, the shares of common stock reserved for issuance were increased by 8,878,388, pursuant to the 2021 Plan.
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
An aggregate of 1,630,000 shares of common stock were reserved and available for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on January 1 of each of 2022 through 2031 by a number of shares equal to the lesser of 1% of the total number of outstanding shares of common stock as of the immediately preceding December 31 or a number of shares as may be determined by the Board or the compensation committee. The aggregate number of shares issued over the term of the ESPP, subject to certain adjustments, may not exceed 16,300,000 shares. In the first quarter of 2022, the shares of common stock reserved for issuance were increased by 2,219,597, pursuant to the ESPP.
The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, at not less than 85% of the fair market value, as defined in the ESPP, subject to any plan limitations. A participant may purchase a maximum of 2,500 shares during each 6-month offering period and $25,000 in any one calendar year. The offering periods generally start on the first trading day on or after November 15th and May 15th of each year. The first offering period started in the fourth quarter of 2021. The Company calculated the fair value of the employees’ purchase rights relating to the ESPP using the Black-Scholes model and recorded approximately $1.3 million and $0.2 million of stock-based compensation expense for the year ended December 31, 2022 and 2021, respectively. In the year ended December 31, 2022, 649,492 shares of common stock was purchased under the ESPP.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Equity Plans and Stock-based Compensation (cont.)
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2019	18,208,313	$3.42	7.6	$34,723
Granted	5,829,698	4.89
Exercised	(1,750,822)	2.40
Cancelled/forfeited/expired	(2,108,405)	4.61
Balance as of December 31, 2020	20,178,784	$3.81	7.4	$65,056
Granted	726,309	10.42
Exercised	(1,966,532)	3.36
Cancelled/forfeited/expired	(836,977)	4.65
Balance as of December 31, 2021 (1)	18,101,584	$4.08	5.5	$87,425
Granted	758,528	7.70
Exercised	(3,213,024)	3.02
Cancelled/forfeited/expired	(1,390,391)	6.04
Balance as of December 31, 2022(1)	14,256,697	$4.32	5.5	$9,469
Exercisable as of December 31, 2022(2)	11,822,253	3.87	4.9	$9,469
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares. See below for further details.
(2)Excluding 1,840,784 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of December 31, 2022.
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $10.9 million, $12.1 million and $4.3 million for the year ended December 31, 2022, 2021 and 2020, respectively. The total estimated grant date fair value of stock options vested was $9.3 million, $13.8 million and $9.9 million for the year ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to outstanding stock options was $12.9 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	6.3	6.2	6.1
Risk-free interest rate	2.0%	1.0%	0.5%
Expected volatility	55.1%	54.8%	69.1%
Expected dividend rate	—	—	—
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Equity Plans and Stock-based Compensation (cont.)
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance as of December 31, 2020	—	$—
Granted	1,480,201	10.72
Vested	(58,731)	11.41
Forfeited	(96,510)	10.98
Balance as of December 31, 2021	1,324,960	10.67
Granted	5,541,916	6.60
Vested	(442,934)	9.84
Forfeited	(690,715)	8.39
Balance as of December 31, 2022	5,733,227	$7.07
The Company started to grant RSUs to employees in the third quarter of 2021. The compensation expense related to the service-based awards is determined using the fair market value of the Company’s common stock on the date of the grant. As of December 31, 2022, the total unrecognized stock-based compensation expense related to outstanding RSUs was $33.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$1,749	$1,385	$929
Research and development	5,302	2,507	1,616
Selling, general and administrative	14,789	12,169	7,737
Total stock-based compensation expense	$21,840	$16,061	$10,282
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Net Loss Per Share (cont.)
The computation of basic and diluted net loss per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(237,950)	$(250,006)	$(127,007)
Effect of dilutive securities:
Interest expense to be recognized upon conversion of Convertible Notes (1)	(32,330)	—	—
Numerator for diluted EPS - Net loss after the effect of dilutive securities	(270,280)	(250,006)	(127,007)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic	224,301	120,886	4,385
Convertible Notes (1)	24,855	—	—
Diluted weighted average shares	249,156	120,886	4,385
Net loss per share of common stock:
Basic	$(1.06)	$(2.07)	$(28.96)
Diluted	$(1.08)	$(2.07)	$(28.96)
__________________
(1)Adjustment is under the “if-converted” method. Adjustment for the year ended December 31, 2022 includes write-off of $62.3 million unamortized debt discount of the Convertible Notes as of December 31, 2021, offset by the $30.0 million interest expense recorded in net loss for the year ended December 31, 2022.
The outstanding Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
Since the Company was in a loss position after the effect of diluted securities, no adjustment is required to the weighted-average shares used in computing the diluted net loss per share as the inclusion of the remaining potential common stock shares outstanding would have been anti-dilutive. The potentially dilutive securities were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Convertible preferred stock(1)	—	—	115,576
Warrants to purchase convertible preferred stock	—	—	508
Stock options and RSUs to purchase common stock	23,337	22,773	23,526
Warrants to purchase common stock	1	1	4,596
	23,338	22,774	144,206
__________________
(1)Represents the shares of common stock that the convertible preferred stock is convertible into.

PROTERRA INC.
NOTES TO FINANCIAL STATEMENTS
13. Income Tax
The components of the net loss before the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	(237,950)	(249,990)	(126,985)
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	16	13
Foreign	—	—	9
Total current provision	—	16	22
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total provision for income taxes	$—	$16	$22
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate is as follows (in percentages):

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.6	3.9	1.7
Change in valuation allowance	(23.2)	(17.9)	(17.5)
Research and development credit	1.2	0.5	0.2
Fair market value adjustment (1)	—	(5.9)	(2.1)
Non-deductible Convertible Notes interest expense	(1.4)	(1.5)	(2.2)
Other	(0.2)	(0.1)	(1.1)
Effective income tax rate	—%	—%	—%
__________________
(1)The adjustments related to the loss on valuation of derivative and warrant liabilities.

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Income Tax (cont.)
The Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$182,302	$150,857
Deferred revenue	16,593	9,419
Stock-based compensation	5,276	4,679
Accruals and reserves, not currently deductible for tax purposes	11,355	10,665
Research and development credit	7,941	4,562
Goodwill and capitalized R&D expenses	12,936	888
Interest expense	1,405	1,808
Lease liability	6,172	6,511
Other	45	381
Gross deferred tax assets	244,025	189,770
Less valuation allowance	(237,399)	(182,113)
Net deferred tax assets	$6,626	$7,657
Deferred tax liabilities:
Property, plant and equipment	(1,612)	(1,344)
ROU assets	(5,014)	(6,313)
Other	—	—
Gross deferred tax liabilities	(6,626)	(7,657)
Net deferred tax asset (liabilities)	$—	$—
The net valuation allowance increased by $55.3 million and $44.7 million for December 31, 2022 and 2021, respectively.
As of December 31, 2022 and 2021, the Company’s net deferred tax assets and liabilities were zero. The deferred tax assets consist primarily of the federal and state net operating losses. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that no deferred tax assets will be realized. Therefore, the Company has provided a full valuation allowance against these deferred tax assets.
The Company had net operating loss carryforwards as follows (in thousands):

	December 31,
	2022	2021
Federal (Prior to 2018)	$237,850	$237,850
Federal (Post December 31, 2017)	491,620	361,815
State	531,138	437,868
Total	$1,260,608	$1,037,533
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

PROTERRA INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Income Tax (cont.)
The Company had research and development credit carryforwards as follows (in thousands):

	December 31,
	2022	2021
Federal	$7,167	$3,454
State	4,257	2,471
Total	$11,424	$5,925
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

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,481	$813	$707
Increase – tax positions in current period	1,375	668	106
Ending balance	$2,856	$1,481	$813
The Company files tax returns in the United States and certain states. Due to the losses being carried forward, the tax years from 2010 forward remain open to examination.
14. 401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides matching contribution for the first 4% of their salaries. The matching costs incurred were $3.3 million, $2.4 million, and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
15. Subsequent Events
In January 2023, the letter of credit sub-line under the Senior Credit Facility was increased by $5.0 million to $25.0 million.
In January 2023, the Board of Directors approved a plan designed to improve operational efficiency that includes a planned reduction of the current workforce by approximately 25%, or the elimination of approximately 300 jobs (the “Workforce Restructuring”) and the closure of the Company’s City of Industry facility by December 31, 2023 (the “Facility Closure”). The severance payment resulted from the Workforce Restructuring is estimated between $3.0 million and $5.0 million, and will be largely recorded in the first quarter of 2023.

PROTERRA INC.
NOTES TO FINANCIAL STATEMENTS
14. Subsequent Events (cont.)
The City of Industry facility currently manufactures transit buses and the current generation battery systems. The Company will move manufacturing from the City of Industry facility to its existing facilities in South Carolina. Transit bus production in the City of Industry is expected to end in the first quarter of 2023, and battery production at the end of the third quarter of 2023. The Company plans to vacate the facility by the end of 2023 when the lease expires. The Company currently expects to use equipment from the City of Industry facility in other locations and does not expect impairment charges relating to the Facility Closure.
In February 2023, the Company entered into a Waiver (the “Waiver”) with CSI Prodigy Holdco LP, CSI Prodigy Co-Investment LP, CS GP I LLC and CSI PRTA Co-Investment LP (collectively, the “Cowen Parties”) to that certain previously disclosed Note Purchase Agreement, dated as of August 4, 2020 (as amended), by and among Proterra Operating Company, Inc., as issuer (the “Issuer”), the Investors (as defined therein) from time to time party thereto, the Guarantors (as defined therein) from time to time party thereto and CSI GP I LLC, as collateral agent (the “Purchase Agreement”), and the senior secured convertible promissory notes issued with respect thereto (the “Notes”). Pursuant to Section 7.1(k) of the Purchase Agreement, the Company is required to maintain Liquidity (as defined therein) as of the last day of each quarter of not less than the greater of (a) $75.0 million dollars and (b) an amount equal to the product of multiplying (i) the amount of Cash Burn (as defined therein) from operations for the three-month period ending on the end of such month by (ii) four (“Minimum Liquidity Covenant”), and pursuant to Section 7.1(a) of the Purchase Agreement, the Company is required to provide Investors (as defined therein) certain financial and other information with respect to each completed fiscal period (“Reporting Covenant”). Pursuant to the Waiver, the Required Holders (as defined therein) have agreed to a limited waiver of (i) the Minimum Liquidity Covenant and the related obligations under Section 7.1(k) of the Purchase Agreement for the quarter ending December 31, 2022, and the related obligations under the Notes, requiring Liquidity of at least four times the Cash Burn defined in the Purchase Agreement and of the Reporting Covenant pursuant to Section 7.1(a) for specified fiscal period, and (ii) the Reporting Covenant under Section 7.1(a) of the Purchase Agreement and the related obligations under the Notes with respect to the fiscal periods ending March 31, 2021 through and including December 31, 2022. The Waiver provides for retroactive effect, such that, no default or event of default shall have occurred due to the Company’s or any Guarantor’s failure to observe or perform any covenant under the foregoing sections of the Purchase Agreement for the foregoing periods
On March 14, 2023, the Company obtained a limited advance waiver from the holders of the Convertible Notes with respect to the Going Concern Covenant until March 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, because of the material weaknesses in internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting.
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will be able to prevent all errors and detect all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the financial reporting process safeguards to reduce, though not eliminate, the risk of errors or fraud.
Notwithstanding the material weaknesses in internal control over financial reporting identified in Management’s Annual Report on Internal Control Over Financial Reporting, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles (“US GAAP”).
Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, because of the material weaknesses in internal control over financial reporting described below.
We did not have a sufficient number of trained resources with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting. As a result:
a.We did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks at a sufficient level of detail to identify all relevant risks of material misstatement across the entity.
b.We did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting.
c.We did not have effective monitoring activities to assess the operation of internal control over financial reporting including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.

As a consequence, we did not effectively design, implement, or operate process-level control activities for substantially all of our financial reporting processes.
The material weaknesses in internal controls over financial reporting did not result in any material misstatements or omissions in our previously reported financial statements.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page 96.
Management’s Remediation Plan

Our management, with the oversight of the audit committee of our board of directors, is in the process of designing and implementing a remediation plan and is taking steps to remediate the material weakness. We are committed to continuing to improve our internal controls over financial reporting and make progress remediating the material weaknesses during fiscal year 2023. Management’s plan will include (1) Hiring, training, and retaining individuals with the appropriate skills and experience related to technical accounting, internal control over financial reporting, and the design and implementation of information technology solutions; (2) Enhancing risk assessment and prioritizing remediation activities that most significantly reduce the risk that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis; (3) Implementing and monitoring our phased approach to remediation of control activities; (4) Enhancing information and communication processes through information technology solutions designed to ensure that information needed for financial reporting is accurate, complete, relevant and reliable, and communicated in a timely manner; and (5) Reporting regularly to the audit committee of the board of directors on the progress and results of our remediation plan, including the identification, status, and resolution of internal control deficiencies.
The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. We will continue to monitor the effectiveness of our remediation plan and will make the changes we determine to be appropriate.

Changes in Internal Control Over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Disclosure Pursuant to Item 1.01 of Form 8-K: Entry into a Material Definitive Agreement.

On March 14, 2023, we entered into a waiver (the “Convertible Notes Waiver”) with CSI Prodigy Holdco LP, CSI Prodigy Co-Investment LP, CS GP I LLC and CSI PRTA Co-Investment LP (collectively, the “Cowen Parties”) to the Note Purchase Agreement and the Convertible Notes. Pursuant to Section 7.1(a)(i) of the Note Purchase Agreement, we are required to furnish to the holders of the Convertible Notes financial statements for the fiscal year ended December 31, 2022 without a qualification (or similar notation), and the audit report included elsewhere in this Annual Report on Form 10-K contains a going concern qualification in contravention of such requirement. The Convertible Notes Waiver is a limited waiver from the Cowen Parties, acting on behalf of all of the holders of the Convertible Notes, of the Going Concern Covenant under the Note Purchase Agreement and the Convertible Notes that provides for prospective effect, such that, no default or event of default shall occur due to our or any Guarantor’s (as defined in the Note Purchase Agreement) failure to observe or perform the Going Concern Covenant with respect to the audit report contained in this Annual Report on Form 10-K until March 31, 2023. In addition, the Cowen Parties, acting on behalf of all of the holders of the Convertible Notes, agreed to waive a cross-default under the Convertible Notes with respect to the Senior Secured Credit Facility, resulting from the substantially similar covenant thereunder until March 31, 2023.

The description of the Convertible Notes Waiver does not purport to be complete and is qualified in its entirety by reference to the full text of the Convertible Notes Waiver, which is filed as Exhibits 10.43 to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders, or our 2023 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders under sections entitled “Delinquent Section 16(a) Reports,””Proposal 1 - Election of Directors”, “Director Biographies” “Board Committees,” “Code of Business Conduct and Ethics” and “Board Composition” to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Our Board adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our President and Chief Executive Officer, Chief Financial Officer, and other executive and senior officers. The full text of this code of business conduct and ethics is posted on the investor relations page of our website at https://ir.proterra.com. The reference to our website address in this filing does not include or incorporate by reference the information on that website into this filing. We intend to disclose future amendments to certain provisions of this code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by the applicable rules.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2023 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Person Transactions
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Registered Accounting Firm and, On a Binding Basis, Authorize the Board of

Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

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
3.Exhibits
The exhibits listed below are filed as part of this Annual Report or are incorporated by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of January 11, 2021, by and among ArcLight Clean Transition Corp., Phoenix Merger Sub, Inc., and Proterra Inc	8-K	2.1	1/12/2021
3.1	Certificate of Incorporation of the Registrant	8-K	3.1	6/17/2021
3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	3.1.1	6/17/2021
3.2	Restated Bylaws of the Registrant	8-K	3.2	6/17/2021
4.1	Description of Registrant’s Securities	10-K	4.1	3/14/2022
4.2	Specimen Common Stock Certificate	S-3	4.2	12/23/2022
4.3	Form of Indenture	S-3	4.3	12/23/2022
4.4	Form of Warrant Agreement	S-3	4.5	12/23/2022
4.5	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3	4.6	12/23/2022
4.6	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3	4.7	12/23/2022
10.1	Form of Registrant’s Indemnification Agreement.	S-4/A	10.1	4/7/2021
10.2+	2010 Equity Incentive Plan, as amended, and forms of equity agreements thereunder	S-4/A	10.2	4/7/2021
10.3+	Form of Severance Agreement for executive officers	S-4/A	10.3	4/7/2021
10.4**	AIR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 23, 2015 and amended January 30, 2018, and further amended June 18, 2019 by and between G&T Properties and Proterra Inc	S-4/A	10.4	4/7/2021
10.5**	Amendment No. 3, dated April 25, 2022, to Lease Agreement dated April 23, 2015 and amended January 30, 2018, and further amended June 18, 2019 by and between G&T Properties and Proterra Inc
10.6**	Lease Agreement, dated May 8, 2015, by and between PAC Operating Limited Partnership and Proterra Inc, as amended February 8, 2019	S-4/A	10.5	4/7/2021
10.7**	Third Amendment, dated March 22,2022, to Lease Agreement dated May 8, 2015, by and between PAC Operating Limited Partnership and Proterra Inc, as amended February 8, 2019
10.8**	Fifth Amendment, dated December 24, 2022, to Lease Agreement dated May 8, 2015, by and between PAC Operating Limited Partnership and Proterra Inc, as amended February 8, 2019
10.9**	Lease Agreement, dated November 13, 2021, by and between Proterra Operating Company, Inc. and Carolina CC Venture XXXVII, LLC
10.10	Lease Guaranty Agreement, dated November 8, 2011, by and between Proterra, Inc. and Carolina CC Venture XXXVII, LLC
10.11	Lease Agreement, dated March 21, 2018, by and between Smith Development Company, Inc. and Proterra Inc	S-4/A	10.6	4/7/2021
10.12**	Sublease Agreement, dated February 26, 2019, by and between International Transport Innovation Center and Proterra Inc	S-4/A	10.7	4/7/2021
10.13**	Amended and Restated Product Supply Agreement, dated November 3, 2017, by and between TPI Inc. and Proterra Inc as amended December 31, 2018, October 1, 2019, and May 13, 2020	S-4/A	10.8	4/7/2021
10.14**
Amendment #4, dated June 29, 2021, to Amended and Restated Product Supply Agreement, dated November 3, 2017, by and between TPI Inc. and Proterra Inc as amended December 31, 2018, October 1, 2019, and May 13, 2020

10.15**	Loan, Guaranty and Security Agreement, dated May 8, 2019, by and between Bank of America, N.A. and Proterra Inc, as amended August 4, 2020	S-4/A	10.9	4/7/2021

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.16**	The Note Purchase Agreement dated August 4, 2020, by and among CSI Prodigy HoldCo L.P. and CSI Prodigy Co-Investment L.P., and Proterra Inc as amended August 31, 2020 by and among Broadscale PT Investors LP., Generation IM Climate Solutions II, L.P., QPB Holdings Ltd., Palindrome Master Fund, L.P., and Proterra Inc	S-4/A	10.10	4/7/2021
10.17	Form of Subscription Agreement	S-4/A	10.11	5/7/2021
10.18	Amended and Restated Registration Rights Agreement, dated June 14, 2021, by and among Proterra Inc, ArcLight CTC Holdings, L.P. and the other Holders party thereto	8-K	10.12	6/17/2021
10.19+	Proterra Inc 2021 Equity Incentive Plan	8-K	10.13	6/17/2021
10.20+	Form of Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.2	8/16/2021
10.21+	Form of Restricted Stock Unit Award Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.3	8/16/2021
10.22+	2022 Form of Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan	10-Q	10.1	11/03/2022
10.23+	Form of Restricted Stock Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.4	8/16/2021
10.24+	Form of Stock Appreciation Right Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.5	8/16/2021
10.25+	Form of Performance Shares Award Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.6	8/16/2021
10.26+	Form of Global Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.7	8/16/2021
10.27+	Form of Stock Bonus Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.8	8/16/2021
10.28+	Proterra Inc 2021 Employee Stock Purchase Plan	8-K	10.14	6/17/2021
10.29+	Proterra Inc Key Employee Incentive Plan	S-1	10.15	6/29/2021
10.30	Sponsor Letter Agreement, dated as of January 11, 2021, by and among ArcLight CTC Holdings, L.P., ArcLight Clean Transition Corp. and Proterra Inc, and certain other parties thereto	S-4/A	10.17	5/7/2021
10.31	Amendment No. 1 to the Sponsor Letter Agreement, dated as of February 2, 2021, by and among ArcLight CTC Holdings, L.P., ArcLight Clean Transition Corp. and Proterra Inc	S-4/A	10.18	5/7/2021
10.32+	Executive Offer Letter of John J. Allen, dated March 29, 2021	S-4/A	10.19	4/7/2021
10.33+	Executive Offer Letter of Gareth T. Joyce, dated March 23, 2021	S-4/A	10.2	4/7/2021
10.34+	Executive Offer Letter of Gareth T. Joyce, dated December 7, 2021	10-K	10.27	3/14/2022
10.35+	Severance Agreement of Gareth T. Joyce, dated January 1, 2022	10-K	10.28	3/14/2022
10.36+*	Executive Offer Letter of Karina F. Padilla, dated December 7, 2021
10.37+*	Severance Agreement of Karina F. Padilla, dated January 3, 2022
10.38	Executive Offer Letter of Christopher L. Bailey, dated November 9, 2021	S-1	10.36	4/18/2022
10.39	Executive Offer Letter of JoAnn C. Covington, dated April 13, 2022	S-1	10.37	4/18/2022
10.40+	Retention Agreement of JoAnn C. Covington, dated September 15, 2021	10-K	10.34	3/14/2022
10.41+	Executive Offer Letter of Juilan R. Soell, dated August 1, 2022	10-Q	10.1	8/3/2022
10.42	Waiver Pursuant to the Note Purchase Agreement and Secured Convertible Promissory Notes, dated February 17, 2023, by and among Proterra Inc. and the Cowen Parties	8-K	10.1	2/24/2023
10.43*	Limited Waiver Pursuant to Note Purchase Agreement and Secured Convertible Promissory Notes, dated March 14, 2023, by and among Proterra Operating Company Inc. and the Cowen Parties
21.1*	List of Subsidiaries	S-1	21.1	6/29/2021
23.1*	Consent of KPMG LLP, independent registered public accounting firm for Proterra Inc
24.1*	Power of Attorney (included on signature page to this Annual Report)
31.1*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRES*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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

PROTERRA INC
(Registrant)

By:	/s/ GARETH T. JOYCE
Name:	Gareth T. Joyce
Title:	President and Chief Executive Officer
Date:	March 17, 2023
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gareth T. Joyce and Karina F. Padilla, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution and full power to act without the other, for him or her in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ GARETH T. JOYCE	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2023
Gareth T. Joyce

/s/ KARINA F. PADILLA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2023
Karina F. Padilla

/s/ JOHN J. ALLEN	Chairman of the Board	March 17, 2023
John J. Allen

/s/ MARY LOUISE KRAKAUER	Director	March 17, 2023
Mary Louise Krakauer

/s/ ROGER M. NIELSEN	Director	March 17, 2023
Roger M. Nielsen

/s/ BROOK F. PORTER	Director	March 17, 2023
Brook F. Porter

/s/ JOAN ROBINSON-BERRY	Director	March 17, 2023
Joan Robinson-Berry

/s/ JEANNINE P. SARGENT	Director	March 17, 2023
Jeannine P. Sargent

/s/ CONSTANCE E. SKIDMORE	Director	March 17, 2023
Constance E. Skidmore

/s/ MICHAEL D. SMITH	Director	March 17, 2023
Michael D. Smith

/s/ JAN R. HAUSER	Director	March 17, 2023
Jan R. Hauser