Form 10-K/A
period 2022-12-31
Proterra Inc
filed 2023-05-01
CIK 1820630

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
The registrant had outstanding 226.4 million shares of common stock as of March 13, 2023.

Auditor Name	KPMG LLP	Auditor Location	Santa Clara, California	PCAOB ID	185

Explanatory Note
On March 17, 2023, Proterra, Inc (“Proterra,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K, with the Securities and Exchange Commission (the “SEC”) for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (the “Amendment No. 1”) is being filed to include the information required by Part III of Form 10-K which was previously omitted in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III of Form 10-K to be incorporated into Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the end of the fiscal year.
We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K, as well as refiles Exhibit 10.36 to the Original Form 10-K correcting a clerical error.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation SK, paragraphs 3, 4, and 5 of the certifications have been omitted, as permitted by Question 161.01 of the Compliance and Disclosure Interpretations of the Division of Corporation Finance of the SEC.
Except as described above, this Amendment No. 1 does not modify or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-Kor modify or update those disclosures that may be affected by subsequent events. Furthermore, this Amendment No.1 does not change any previously reported financial results. Information not affected by this Amendment No.1 remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10- K and the registrant’s other filings with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors
Our board of directors (the “Board”) is divided into three classes, designated Class I, Class II and Class III. The term of the Class II directors will expire on the date of our 2023 annual meeting of stockholders; the term of the Class III directors will expire on the date of our 2024 annual meeting of stockholders; and the term of the Class I directors will expire on the date of our 2025 annual meeting of stockholders. At each annual meeting of stockholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.
Background and Qualifications
The names of the members of the Board, their respective ages, their primary occupations, committee membership on our Board, and other biographical information, including information regarding the specific experience, qualifications, attributes or skills that led the Nominating and ESG Committee and our Board to determine that each member of our board of directors should serve as a director as of May 1, 2023 is set forth below. Except for Mr. Joyce, who is our current Chief Executive Officer and Mr. Allen, who is our former Chief Executive Officer, all of our directors are independent, non-employee directors, including Joan Robinson-Berry, who resigned from our Board effective March 22, 2023. There are no arrangements or understandings between any of our directors and any third person pursuant to which a director was selected to serve on the Board. There are no family relationships between any of our directors, or between any of our directors and officers.

Our Board of Directors
		Director Since	Standing Committee Membership			Other Current Public Company Directorships
Name and Primary Occupation	Age		AC(1)	CLDC(2)	NESGC(1)
John J. Allen Chairperson of the Board, Proterra Inc	65	2021				None
Jan R. Hauser IND Former Vice President and Chief Accounting Officer, General Electric	64	2022	M		M	2
Gareth T. Joyce President and Chief Executive Officer, Proterra Inc	50	2022				1
Michael D. Smith IND Chief Executive Officer, ForeFront Power, LLC	56	2021	M	M		None
Mary Louise Krakauer IND Former Executive Vice President, Chief Information Officer, Dell Corporation	67	2022		C		2
Roger M. Nielsen IND Former President and Chief Executive Officer, Daimler Trucks North America	62	2022	M			None
Jeannine P. Sargent IND Senior Advisor, Breakthrough Energy Ventures	59	2021			C	2
Brook F. Porter IND Founding Partner, G2VP, LLC	45	2021		M	M	None
Constance E. Skidmore IND Former Partner, PricewaterhouseCoopers LLP	71	2021	C			2

Key to Our Board of Directors Table
AC	Audit Committee	C Chair
CLDC	Compensation and Leadership Development Committee	M Member
NESGC	Nominating and ESG Committee	IND Independent
(1) Prior to Ms. Joan Robinson-Berry resignation from Board, effective March 22, 2023, Ms. Robinson-Berry was a member of the Audit Committee of the Board and the Nominating and ESG Committee of the Board.
(2) Mr. Porter served as Chair of our Compensation and Leadership Development Committee until Ms. Krakauer succeeded him as Chair in May 2022.

John J. Allen
Mr. Allen has served as a member of our Board since June 2021. He also served as our President and Chief Executive Officer from June 2021 to December 2021. Prior to that, Mr. Allen served as Proterra Operating Company, Inc.’s (“Legacy Proterra”) President and Chief Executive Officer from March 2020 to June 2021, as a member of Legacy Proterra’s board of directors from July 2017 to June 2021 and as Chairperson of Legacy Proterra’s board of directors from January 2018 to June 2021. Prior to retiring in January 2015, Mr. Allen held a variety of leadership roles at Navistar International Corporation, a manufacturer of commercial trucks and buses, where he had worked since 1981, including as the President of the North America truck and parts division, Vice President and General Manager of the parts organization, and most recently as Executive Vice President and Chief Operating Officer of Navistar, Inc. from April 2013 to November 2014. Mr. Allen previously served on the board of directors of The Valspar Corporation from December 2011 to June 2017, prior to its acquisition by The Sherwin-Williams Company. He currently serves on the board of directors of the Milwaukee School of Engineering Board of Regents and Lurie Children’s Hospital of Chicago. Mr. Allen holds a Bachelor of Science degree from the Milwaukee School of Engineering and an Master of Business Administration degree from the Illinois Institute of Technology. We believe that Mr. Allen is qualified to serve on the Board because of his extensive leadership and operational experience in the commercial trucking industry.
Jan R. Hauser
Jan Hauser joined the Proterra board in June 2022. Ms. Hauser served as Vice President and Chief Accounting Officer of General Electric from April 2013 to November 2018, where she led a global controllership team of more than 3,000 professionals before retiring from General Electric, an American multinational conglomerate that operates in, among other fields, power and renewable energy, in early 2019. Prior to General Electric, Ms. Hauser was a senior consulting partner in the national office of PriceWaterhouseCoopers LLP, serving as a senior technical resource on multiple topics. She previously served on the board of directors of Vonage sitting as the Audit Chair from 2019 to 2022. She led diversity efforts for PwC’s national office and served on its U.S. Partner Admissions Committee. Ms. Hauser served as PwC’s representative on the Financial Accounting Standards Board’s Emerging Issues Task Force and on FASB’s Financial Accounting Standards Advisory Council. Ms. Hauser serves on the board of directors of Enfusion, Inc. since September 2021. She is a licensed certified public accountant and holds a Bachelor of Business Administration degree in accounting from the University of Wisconsin-Whitewater. We believe that Ms. Hauser is qualified to serve on the Board because of her extensive leadership experience, her role as Chief Accounting Officer of an international public company, and her expertise in finance and accounting.
Gareth T. Joyce
Mr. Joyce has served as a member of our Board and as our President and Chief Executive Officer since January 2022. Mr. Joyce served as President of Proterra Operating Company, Inc., our operating subsidiary, from September 2021 to December 2021. Mr. Joyce served as President of Proterra Powered & Energy from November 2020 to September 2021. Mr. Joyce previously worked at Delta Air Lines, Inc., a global airline, serving as President of Delta Cargo between April 2016 and March 2020, Senior Vice President for Airport Customer Services between February 2017 and March 2020, and as Chief Sustainability Officer from March 2020 to November 2020. Mr. Joyce has also served as a Board Member for DAL Global Services, LLC, doing business as Delta Global Services (now Unifi). Previously, Mr. Joyce served as President and Chief Executive Officer of Mercedes-Benz Canada Inc. in 2016, having formerly served as Vice President of Customer Services at

Mercedes-Benz USA, LLC between 2012 and 2016, Vice President of Customer Services at Mercedes-Benz Nederland B.V. between 2009 and 2012, and Vice President of Customer Service at Mercedes-Benz South Africa Ltd. between 2007 and 2009, and before that as Senior Technical Manager and a Divisional Manager for the same organization. Mr. Joyce served on the board of directors of the American Cancer Society, a voluntary organization, from April 2016 to December 2021. Mr. Joyce holds a Bachelor of Science degree in mechanical engineering from the University of Witwatersrand and a Master of Commerce degree in business management from the University of Johannesburg. We believe that Mr. Joyce is qualified to serve on our Board because of his leadership of our Company and his extensive experience building and running high performance organizations.
Michael D. Smith
Mr. Smith has served as a member of our Board since June 2021. He also served as a member of Legacy Proterra’s board of directors from May 2014 to June 2021. Mr. Smith has been Chief Executive Officer of ForeFront Power, LLC, a renewable energy company wholly owned by Mitsui & Co., Ltd., a global energy infrastructure and investment company, since November 2020. Additionally, as of March 1, 2022, Mr. Smith is the Co-Chief Executive Officer of MyPower Corp., Mitsui’s wholly-owned sustainable energy investment vehicle in North America and Europe. From November 2017 to November 2020 Mr. Smith was the Senior Vice President of Distributed Energy at Constellation, a competitive supplier of power, natural gas and energy related products and services, and a subsidiary of Exelon Corporation. Mr. Smith previously served in various senior management positions at Exelon Corporation itself, an electric power generation, competitive energy sales, transmission and distribution company, including as Vice President of Exelon Generation, Innovation and Strategy Development from February 2016 to October 2017 and as Vice President of Constellation Technology Ventures, Constellation’s venture investing affiliate, from June 2013 to February 2016. Mr. Smith served in management positions at Constellation Energy Group, Inc., an electric power generation, sales and distribution company between 2003 and 2013, and before that at Enron Corp., an energy commodities and services company, and at Bricker & Eckler LLP, a law firm, as an associate. He has served and currently serves on the boards of directors of various private companies and nonprofit organizations. Mr. Smith holds a Bachelor of Arts degree in political science and economics from the University of Miami and a Juris Doctorate degree from Duke University School of Law. We believe that Mr. Smith is qualified to serve on the Board because of his significant executive experience in the energy field, as well as his experience investing in and growing companies and as an operating executive.
Mary Louise Krakauer
Ms. Krakauer has served as a member of our Board since January 2022. She has also served on the boards of directors of Mercury Systems, Inc. since July 2017, Cadence Design Systems, Inc. since January 2022, Xilinx, Inc. from November 2017 to February 2022 (when it was acquired by AMD, Inc.), DXC Technology Co., from March 2018 to July 2022. Ms. Krakauer served as Executive Vice President, Chief Information Officer of Dell Corporation, an American technology company, upon the acquisition of EMC Corporation, a data storage and data management technology company, by Dell in September 2016 until her retirement in January 2017, where she had been responsible for global IT, including all operations and integration activity. She served as Chief Information Officer and EVP, Global Business Services of EMC Corporation from January to September 2016. Prior to that, she served as EVP, Business Development, Global Enterprise Services for EMC Corporation from June to December 2015 and as EVP, Global Human Resources for EMC Corporation from 2012 to June 2015, where she was responsible for executive, leadership, and employee development, compensation and benefits, staffing, and all of the people-related aspects of acquisition integration. She also held other executive business leadership roles at EMC Corporation as well as at Hewlett-Packard Co., Compaq Computer Co., and Digital Equipment Co. Ms. Krakauer holds a Bachelor of Science in Engineering from Princeton University and a Master of Business Administration from Harvard Business School. We believe that Ms. Krakauer is qualified to serve on our Board because of her experience serving on boards of technology, service and manufacturing companies, her significant global managerial and operational experience including in IT, business management and manufacturing, and her expertise in compensation and human resources matters through her prior leadership positions and board service.

Roger M. Nielsen
Mr. Nielsen has served as a member of our Board since March 2022. Mr. Nielsen served as President and Chief Executive Officer of Daimler Trucks North America, a commercial vehicle manufacturer, from April 2017 to April 2021, and was responsible for all aspects of Daimler Trucks North America and its affiliated companies in the Western Hemisphere, Australia and New Zealand. During the same period, he also served as a member of the board of management of Daimler Truck AG. From May 2001 to April 2017, Mr. Nielsen served as Daimler Trucks North America's Chief Operating Officer and was responsible for the company's manufacturing network in the United States, Mexico and Canada, as well as all levels of operations in quality, supplier management, logistics and application engineering. Beginning in 2001, he also served on the boards of Daimler Trucks North America's subsidiaries, Thomas Built Bus and Freightliner Custom Chassis Corporation, serving as the chairman of both entities from April 2017 to April 2021. Mr. Nielsen holds a Bachelor of Science degree in industrial engineering from Oregon State University. We believe that Mr. Nielsen is qualified to serve on our Board because of his extensive managerial and board experience and his product development, distribution and supply chain experience in commercial vehicle manufacturing.
Jeannine P. Sargent
Ms. Sargent has served as a member of our Board and as the Lead Independent Director since June 2021. She also served on Legacy Proterra’s board of directors from October 2018 to June 2021. Ms. Sargent has served on the boards of directors of Synopsys Inc., an electronic design automation company, since September 2020, and Queen’s Gambit Growth Capital, a special purpose acquisition company, since January 2021. She has also served on the board of directors of Fortive Corporation, an industrial technology and healthcare company, since February 2019. In addition, Ms. Sargent serves in investment and advisory roles that are focused on industries ranging from AI-enabled solutions to energy and sustainability, including serving as an Advisor at Breakthrough Energy Ventures since December 2018, Senior Advisor at Generation Investment Management LLP since November 2017, and Operating Partner and Senior Advisor at Katalyst Ventures Management LLC, an early-stage technology venture fund, since January 2018. Ms. Sargent previously served as a member of the board of directors at Cypress Semiconductor Corporation from December 2017 to May 2020. From January 2012 to October 2017, Ms. Sargent held multiple executive leadership roles at Flex Ltd., a leading global design, engineering and manufacturing company, including President of Innovation and New Ventures and President of Flex’s Energy business from January 2012 to October 2017. Ms. Sargent has also served as a member of the board of trustees of Northeastern University since July 2017. Ms. Sargent holds a Bachelor of Science in Chemical Engineering from Northeastern University. We believe that Ms. Sargent is qualified to serve on our Board because of her significant executive and global operational experience, her experience launching disruptive technology products in emerging markets, including in the sustainable energy sector, and serving on the boards of directors of several technology and manufacturing companies.
Brook F. Porter
Mr. Porter has served as a member of our Board since June 2021. He also served as a member of Legacy Proterra's board of directors from February 2017 to June 2021. Mr. Porter is a founding partner at G2VP, LLC, a venture capital firm founded in October 2016. He has served on the boards of or managed a number of G2VP portfolio companies, including Scoop, Pivot Bio, Trove and Sheertex and before becoming public, Shift (SFT) and Luminar (LAZR). From July 2010 to April 2020, Mr. Porter was a partner at Kleiner Perkins, a venture capital firm, where he led investments and managed their $1B Green Growth Fund. His investments while at Kleiner Perkins included Turo, Farmers Edge, Uber (UBER), and DJI. Between 2002 and 2010, he co-founded and served in various management positions at two sustainable transportation companies: Intelligent Energy, a fuel cell technology company, and Primafuel, a low-carbon fuels company. He is named on multiple U.S. and international patents in the fields of renewable energy and transportation. Mr. Porter holds a Bachelor of Science degree in chemical engineering from the University of California, Berkeley, with an emphasis in environmental technology. We believe Mr. Porter is qualified to serve on the Board because of his significant experience operating, investing in and serving on the boards of other green technology companies. He has been an investor, advisor and entrepreneur at the intersection of technology and sustainability and brings decades of energy and transportation expertise to our Board.

Constance E. Skidmore
Ms. Skidmore has served as a member of our Board since June 2021. She also served as a member of Legacy Proterra’s board of directors from March 2019 to June 2021. Prior to retiring in 2009, Ms. Skidmore was a partner at PricewaterhouseCoopers LLP, a public accounting firm, where she had worked since 1977, including as a member of its governing board from 2004 to 2008. Ms. Skidmore has been a member of the board of directors and audit committee of Comfort Systems USA, Inc. since December 2012 and a member of the board of directors and audit committee of Sensata Technologies Holding Plc since May 2017. She previously served on the board of directors and audit committee of ShoreTel, Inc. from January 2014 to September 2017, prior to its acquisition by Mitel Networks Corporation. Ms. Skidmore also currently serves on various other boards of directors of private companies and nonprofit organizations. Ms. Skidmore holds a Bachelor of Science degree in psychology from Florida State University and a Master of Science degree in taxation from Golden Gate University. We believe that Ms. Skidmore is qualified to serve on the Board because of her extensive strategic leadership experience and expertise in finance and accounting.
Executive Officers
Set forth below is certain information regarding each of our current executive officers as of May 1, 2023.

Name	Age	Position
Gareth T. Joyce	50	President, Chief Executive Officer and Director
Karina F. Padilla (1)	50	Chief Financial Officer
David S. Black (2)	61	Chief Financial Officer Elect
Julian R. Soell	55	Chief Operating Officer
Christopher L. Bailey	42	Chief Business Officer
(1)On April 27, 2023, Karina Franco Padilla notified Proterra Inc (the “Company”) of her resignation as Chief Financial Officer of the Company. The Company and Ms. Padilla agreed that her resignation as Chief Financial Officer would be effective at the end of the day on May 15, 2023 and that she will remain a non-executive officer employee of the Company at her current level of compensation through June 2, 2023 to assist in the transition of the role to Mr. Black.
(2)On April 27, 2023, the Board appointed David S. Black as the Chief Financial Officer of the Company and its subsidiaries, effective as of May 16, 2023, following Ms. Padilla’s resignation.

Gareth T. Joyce
For information regarding Gareth T. Joyce, please refer to “Board of Directors, Background and Qualifications above”.
Karina F. Padilla
Ms. Franco Padilla has served as our Chief Financial Officer since January 2022. She most recently served as Senior Vice President of Finance, North America Chief Financial Officer at JELD-WEN, a leading manufacturer of windows and doors, from October 2020 to December 2021. Ms. Padilla also served as Senior Vice President of Finance, Corporate Planning and Analysis, and Investor Relations at JELD-WEN from December 2018 to September 2020. Prior to joining JELD-WEN, Ms. Padilla held leadership positions at Ingersoll Rand, a multinational company that provides flow creation and industrial products, including as Interim Chief Financial Officer, Latin America from December 2017 to June 2018, and Vice President of Finance, Corporate Planning & Analysis from June 2014 to November 2017. Ms. Padilla also held various leadership positions at Dell America Technologies, including as Director of Investor Relations and an international assignment in Mexico City as Chief Financial Officer of Dell Mexico with teams across Mexico and Central America. Ms. Padilla holds a Bachelor of Business Administration degree in accounting from the University of Texas at Austin and a Master of Business Administration from St. Mary’s University. She is a certified public accountant.
David S. Black
Mr. Black was appointed by the Board on April 27, 2023 to serve as Chief Financial Officer effective as of May 16, 2023, following Ms. Padilla’s resignation. Prior to joining the Company, Mr. Black served as a Special Advisor to the CEO of BWX Technologies, a leading supplier of nuclear components and fuel to the U.S. government, from November 2021 until his retirement in March 2022, and prior to that as Senior Vice President and Chief Financial Officer of BWX Technologies from July 2015 to November 2021. Mr. Black also served as Vice President and Chief Accounting Officer and in other roles at The Babcock & Wilcox Company, an international energy technology company headquartered in the United States from 1991 to 2015. Mr. Black holds a Master of Science in Accounting from the Rochester Institute of Technology in Rochester New York and a Bachelor of Science in Accounting from Liberty University in Lynchburg, Virginia. He is a certified public accountant and a chartered global management accountant.
Christopher L. Bailey
Mr. Bailey has served as our Chief Business Officer since March 1, 2023 and before that as our President of Proterra Powered & Energy since October 2021. Previously, he served as Senior Vice President, Proterra Energy from May 2021 to October 2021. Prior to joining Proterra, Mr. Bailey served as Vice President of Product Innovation & Technology Strategy at Hubbell Incorporated, an international manufacturer of electrical and electronic products, from December 2020 to May 2021. He served as Vice President of Hubbell Integrated Solutions, a manufacturer of electrical and utility solutions, from August 2017 to December 2020. Mr. Bailey also held various leadership positions at Hubbell Lighting from June 2004 to April 2018. Mr. Bailey has multiple patents granted and pending in the fields of mechanical, electronics, optical, and human-machine interface design. Mr. Bailey holds a Bachelor of Science degree in Integrated Studies, with an emphasis in Computer Science & Business Administration from Middle Tennessee State University.
Julian R. Soell
Mr. Soell has served as our Chief Operating Officer since March 1, 2023, and before that as our President of Proterra Transit since May 2022. From January 2021 to April 2022 he served as Chief Operating Officer at Repairify, a high-growth global leader in automotive service, technology and business insights solutions. Prior to that, he served as a Managing Director of Delta Airlines, a global airline based in the United States, from September 2016 to December 2020. Earlier in his career, he held engineering leadership roles at automotive companies including Mercedes Benz USA and Harley-Davidson Motor Company. Mr. Soell holds a Bachelor of Science in Mechanical Engineering from Lehigh University, a Master of Science in Mechanical Engineering from Ohio State University, and a Master of Business Administration from the University of Michigan.
Code of Business Conduct and Ethics and Corporate Governance Guidelines
Our Board adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our President and Chief Executive Officer, Chief Financial Officer, and other executive and senior officers. In addition, we have also adopted Corporate Governance Guidelines, which, along with our certificate of incorporation, bylaws and charters of the standing committees of the Board, form the framework for Proterra’s corporate governance. The full text of our Code of Business Conduct and Ethics and the Corporate Governance Guidelines are each available on the investor relations section of our website at https://ir.proterra.com on the “Governance Documents” page under the “Investor Relations – Governance” section. The references to our website address in this filing do not include or incorporate by reference the information on that website into this filing. We intend to disclose future amendments to our Code of Business Conduct and Ethics, or waivers of these provisions, including to satisfy the disclosure requirements under Item 5.05 of Form 8-K by posting such information on our website at the website address and location specified above.
Director Nominations
No material changes have been made to the procedures by which stockholders may recommend nominees to our board of directors
Audit Committee
We have a standing Audit committee comprised of four independent directors (Ms. Skidmore, Ms. Hauser, Mr. Nielsen and Mr. Smith). Our Board has determined that all of our Audit Committee members, including Ms. Constance Skidmore, the Audit Committee Chairperson, Ms. Jan Hauser, Mr. Roger Nielsen, and Mr. Michael

Smith meet the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of The NASDAQ Stock Market LLC, and each are “audit committee financial experts” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience, and familiarity of each with accounting matters, and analyzing and evaluating financial statements.
Insider Trading Policy
Proterra has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to the Company.
Our Insider Trading Policy that prohibits all employees from using or pledging Proterra securities as collateral in a margin account. No employee may use or pledge Proterra securities as collateral for a loan unless expressly approved in advance by the Company’s Compliance Officer. No loans using or pledging Proterra securities as collateral have been approved by the Compliance Officer.
Our Insider Trading Policy also prohibits our named executive officers and other officers from engaging at any time in hedging or monetization transactions involving Proterra securities, such as zero-cost collars and forward sale contracts, or from contributing Proterra securities to exchange funds that could be interpreted as having the effect of hedging in Proterra securities. All other employees are strongly discouraged from engaging in hedging activities.

Item 11. Executive Compensation
Compensation Discussion and Analysis

NAMED EXECUTIVE OFFICERS
The following discussion and analysis relates to the compensation arrangements for 2022 of (i) our principal executive officer, (ii) our principal financial officer, and (iii) the three other most highly compensated executive officers at the end of our fiscal year ended December 31, 2022 (our “named executive officers” or “NEOs”). Our named executive officers for fiscal year 2022 were:

Name	Position
Gareth T. Joyce	President and Chief Executive Officer
Karina F. Padilla (1)	Chief Financial Officer
Julian R. Soell(2)	Chief Operating Officer, formerly President, Proterra Transit
Christopher L. Bailey(3)	Chief Business Officer, formerly President, Proterra Powered & Energy
JoAnn C. Covington (4)	Former Chief Legal Officer, Head of Government Relations and Secretary
(1) Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023.
(2) Mr. Bailey was appointed to the position of Chief Business Officer, effective March 1, 2023.
(3) Mr. Soell was appointed to the position of Chief Operating Officer, effective March 1, 2023.
(4) Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023.

COMPENSATION PHILOSOPHY AND GUIDING PRINCIPLES
The Compensation and Leadership Development Committee (the “Committee” as used throughout this CD&A) uses a deliberative process and continuous oversight to ensure that our executive compensation program reflects our mission-driven identity, supports the ongoing execution of our corporate strategy, and ensures individual accountability for performance, all with the goal of delivering long term value for our stockholders and other stakeholders. Our Committee designed our executive compensation program and managed compensation decisions using these guiding principles:
Attract and Retain Talent: We strive to build a diverse workforce and an inclusive work environment that fosters mutual respect and collaboration to enhance our performance by driving innovation and competitive differentiation in the market. We create differentiated compensation programs to recognize the value that each person contributes both individually to the Company and collectively as part of our team. To meet this goal, we use equity grants that vest over multiple years, competitive base salary and benefits, including our employee stock purchase program, and a short term incentive plan focuses on team effort to achieve business outcomes.
Compensate Competitively: We provide market competitive compensation programs based upon employees’ individual skills and experience, their role, and the value that they bring to the organization. We develop peer groups based on our unique requirements for a blend of technology and industrial skills, the need for a growth mindset and skills for scaling a business, and in recognition of where we source and lose talent. We use competitive market data to inform and guide our compensation decisions. All of our components of total compensation are benchmarked annually and assessed based on individual performance. Our benefits programs benchmarked annually.
Pay for Performance: We ensure that a significant portion of executive compensation is dependent on driving the Company’s long term strategy and business results, including a focus on fundamental pillars of financial performance, operational excellence and customer satisfaction, development of a diverse and inclusive workforce, and continued innovation of our technology platform. We believe all of these pillars will create long term value for our stockholders and other stakeholders. A significant portion of cash compensation is at risk: more than fifty percent of our CEO's total target cash compensation and approximately forty percent of our other NEO's total target cash compensation is dependent on performance of key metrics set annually in our short term incentive plan. Our short term incentive plan measures performance against financial, operational, and workforce development goals.

Align with Stockholders. We use pay-for-performance incentives to align executive compensation with long-term stockholder and other stakeholder interests and to reward and hold employees accountable for performance in their respective areas of operation. We create compensation practices that emphasize equity ownership to align our executives with stockholder interests. We provide all employees the opportunity to own stock in Proterra to create an ownership mindset among all team members. To meet this objective, we use long term incentive plan equity awards with four year vesting, and use of stock option awards for executives. We also include objectives in our annual cash incentive programs tied to achievement of financial and operational goals in the fiscal year and progress against long term strategic objectives.

EXECUTIVE COMPENSATION DECISION-MAKING AND OVERSIGHT
The Compensation and Leadership Development Committee is charged by our Board with to manage and evaluate our executive compensation program. The Committee reviews and approves all the principal components of compensation for our executive officers on an annual basis. In carrying out its responsibilities, the Committee engaged Farient Advisors as its independent compensation consultant to provide counsel and guidance to the Committee in the design of our 2022 executive compensation program. Farient Advisors has advised the Committee since 2020. The Committee has assessed the independence of Farient Advisors in accordance with the Nasdaq Listing Standards and applicable SEC regulations and concluded that the firm’s work does not raise any conflict of interest.
We summarize the allocation of responsibilities for executive compensation decisions in the table below:

Participant	Role

Compensation and Leadership Development Committee	•Determines our compensation program and policies for our executive officers, including our NEO's. •Approves the compensation levels applicable to our executive officers, including our NEO's.

Board of Directors and Management
•The Committee consults with the Board of Directors, the CEO, the Chief People Officer, and other members of management in evaluating the performance of our executive officers and, establishing the compensation program and policies for our executive officers.
•The Compensation Committee discusses and makes final determinations with respect to executive compensation matters without the CEO present during discussions and decisions related to the CEO’s compensation

Independent Compensation Consultant
•Retained by the Committee
•Provides counsel and guidance to the Committee concerning our compensation levels and our compensation programs, as well as market practices and trends in compensation for executives and directors

COMPENSATION DESIGN CONSIDERATIONS
To design our executive compensation program, and manage executive compensation decisions, the Committee considers the factors listed below with the input and guidance from our independent compensation consultant and guided by our overall compensation philosophy.

Competition for Executive Talent	The Committee considers the competitive demand for executive talent in light of the evolution of our business into three related but distinct commercial offerings, the skill set required in our leadership team as we scale the business, and the performance and development of our leadership team. The Committee assesses the competitiveness of each NEO’s compensation against the compensation peer group, as discussed below. This is one factor that the Committee considers when it sets pay levels for our NEOs, as the Committee does not believe it is appropriate to establish compensation levels based only on market practices. The Committee believes that compensation decisions are complex and require a deliberate review of Company and individual performance, as well as peer compensation levels. The Compensation Committee uses market data to assess the overall competitiveness and reasonableness of the Company’s executive compensation program.

Company Strategy	The Committee considered the Company’s strategy, and strategic objectives across its three business lines, financial performance, and the incorporation of diversity, equity and inclusion objectives to measure leadership performance.

Company and Individual Executive Performance	The Committee considered Proterra’s performance, each executive officer’s individual roles, and each executive officer's contributions to our performance. Our compensation design contains “at-risk” elements tied to future performance and longer-term equity compensation to incentivize and reward executives for sustained high performance and to align their incentives with long-term value creation for our stockholders and other stakeholders. The Committee also considers the holding power of existing equity awards for each individual officer.

Importance of the Executive Officer’s Position and Relative Scope and Complexity of the Role	The Committee considered pay equity among executive officers based on the scope and relative complexity of the roles and the importance of the position to achieve the Company’s objectives and each executive officer’s performance and demonstration of leadership, skill set, prior experience, and tenure in their position.

PEER GROUP COMPENSATION ANALYSIS
The Committee believes understanding the relevant markets for executive talent is important to inform its decision-making and ensure that our executive compensation program supports our recruitment and retention of talent. The Committee uses a peer group to inform its analysis of pay levels and practices, including program design, share utilization and pay mix, and pay versus performance alignment. In order to inform its compensation decisions and program design for 2022, the Committee approved a peer group in June 2021 recommended by our compensation consultant, with the addition of one peer selected by the Committee, and then updated that peer group in May 2022, again as recommended by our independent compensation consultant, with the addition of one peer selected by the Committee. The Committee reviews the peer group, and the criteria used to identify the peer group, at least annually and more frequently as needed to address rapid changes in the electric vehicle industry, the entrance of new public company competitors and to reflect the growth and development of the Company’s businesses. The June 2021 peer group was comprised of nineteen technology and manufacturing companies listed below, which were selected using one or more of the following criteria:
•Publicly-traded on a North American stock exchange or standalone companies domiciled in the United States with compensation and disclosure practices consistent with the United States.
•Competed in industries similar to Proterra’s businesses in technology or industrial sectors and have similar needs to attract talent to support business growth and scale of industrial manufacturing.
•Less than $3 billion dollars in revenue and a market cap of $300 million to $15 billion.
•Operated as a manufacturer of non-passenger car electric vehicles, battery systems or related products, or provided technology-enabled clean energy or transportation solutions as an emerging growth or recently publicly listed company.
In this analysis, the size evaluation criteria was weighted less than business model criteria to identify companies most relevant from a talent sourcing and operational needs perspective. Peer companies did not necessarily meet all criteria.

Allison Transmission Holdings Inc.	FuelCell Energy Inc.	Romeo Power Inc.
Arrival Ltd.	Hylion Holdings Corp.	Stem, Inc.
Bloom Energy Corp.	Lion Electric Co.	Sunrun Inc.
Blue Bird Corp.	NFI Group Inc.	XL Fleet Corp.
Canoo Inc.	Nikola Corp.	Workhorse Group Inc.
ChargePoint Holdings Inc.	Plug Power Inc.
Enphase Energy Inc.	QuantumScape Corp.
In May 2022, the Committee worked with Farient Advisors to refresh the peer group and refine the relevant industries from which peers were selected to achieve stronger business alignment, and to adjust the market capitalization criteria to capture peers companies with greater than $100 million but less than $3 billion market capitalization in relevant industries. The refreshed peer group removed Allison Transmission Holdings Inc., Sunrun Inc., and Enphase Energy Inc. because additional companies that more closely met the Company's criteria for selecting peers had entered the public market, and then added seven newly public companies to result in a peer group comprised of the following twenty-three companies:

Arrival Ltd.	Hyzon Motors Inc.	QuantumScape Corp.
Bloom Energy Corp.	Lion Electric Co.	Rivian Automotive, Inc.
Blue Bird Corp.	Lightening eMotors	Romeo Power Inc.(1)
Canoo Inc.	Lucid Group, Inc.	Stem, Inc.
ChargePoint Holdings Inc.	Microvast Holdings, Inc.	XL Fleet Corp.
Faraday Future	Nikola Corp.	Xos, Inc.
FuelCell Energy Inc.	NFI Group Inc.	Workhorse Group Inc.
Hylion Holdings Corp.	Plug Power Inc.
(1) Romeo Power was subsequently acquired by Nikola Corp.
The resulting peer group included sixteen companies with revenue reported in their last fiscal year from $5 million over $2 billion, and seven public companies selected for their participation in relevant industries with no revenue reported in their last fiscal year. The peer group market capitalization varied from $180 million to greater than $12 billion. While the Committee considers the data from the peer group helpful in assessing our competitive position for talent and pay practices, as discussed above, the Committee also considers other data to help inform our compensation decisions.
STOCKHOLDER ENGAGEMENT
This Annual Meeting will be the first time our stockholders provide an advisory vote on our compensation program. In the fall of 2022 we reached out to over thirty of our largest shareholders and participated in meetings with five of them to gather stockholder input on our corporate governance, executive compensation, and other matters of importance to our stockholders. We took into consideration stockholder expectations for the presentation of our first Compensation Discussion and Analysis. The input from our stockholders is an important consideration in the Committee’s and the Board's evaluation of opportunities to further develop our compensation program and provide useful information to our stockholders.
ELEMENTS OF 2022 COMPENSATION IN DETAIL
ELEMENTS OF EXECUTIVE COMPENSATION OVERVIEW
Consistent with our compensation philosophy, the Committee adopted a program in 2022 emphasizing a pay-for-performance short term cash incentive program and equity-based compensation with long-term vesting requirements that is dependent on long-term company performance, as follows:

Element	Primary Objectives	Compensation Philosophy	Compensation Component

Base Salary	•Help attract and retain executive talent •Provide stable source of income •Recognize day-to-day role and scope of responsibility	•Attract and retain talent •Compensate Competitively	Evaluated annually. Increases are not automatic or guaranteed.

Short Term Incentive Compensation	•Reward annual performance on key financial measures, operational, workforce equity and inclusion, and other strategic objectives	•Pay for Performance •Align with Stockholder Interests	Short Term Incentive Plan

Long Term Incentive Compensation •Stock Options •Restricted Stock Units
•Incentivize return on
invested capital
•Retain talent through long term vesting schedule
•Align the interests of executives with stockholders
•Incentivize long term objectives for sustainable performance to deliver long term stockholder value
		•Pay for Performance •Align with Stockholder Interests	Stock Price Appreciation

Benefits •Employee Benefit Plans •Severance Benefits •Perquisites	•Provide competitive health and 401k benefits on the same terms available to all employees •Limit perquisites	•Attract and retain talent •Compensate Competitively	Evaluated Annually

BASE SALARIES
Each of our NEOs received an annual base salary. The amount of base salary for each executive was determined by assessing the role and competitive pay practices, individual performance, and other elements of the total compensation package for each executive, consistent with our compensation philosophy. The base salary payable to each NEO is intended to provide a stable source of income that is important to attract and retain our talent and that is reflective of the executive’s skill set, tenure, experience, position, responsibilities, contributions and performance.

Officer	Base Salary as of 2022 Fiscal Year End

Gareth T. Joyce, Chief Executive Officer and President	$500,000
Karina F. Padilla, Chief Financial Officer	$425,000	(1)
Christopher L. Bailey, Chief Business Officer, formerly President of Proterra Powered & Energy	$400,000	(2)
Julian R. Soell, Chief Operations Officer, formerly President of Proterra Transit	$400,000
JoAnn C. Covington, Former Chief Legal Officer, Head of Government Relations & Secretary	$375,000	(3)
(1) Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023.
(2) Mr. Bailey's base salary was adjusted in June 2022 from $375,000 to $400,000 to provide pay equity for the role of President of a business line.
(3) Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023.

SHORT TERM INCENTIVE PLAN
We develop an annual cash incentive plan each year under the umbrella of our Key Employee Incentive Plan. Our Key Employee Incentive Plan was filed as an exhibit to our registration statement on Form S-1 on June 29,

2021. This annual cash incentive plan, which we call our Short Term Incentive Plan, provides for performance-based cash awards to participants based on achievement of criteria set by the Committee for the fiscal year.
2022 SHORT TERM INCENTIVE PROGRAM TARGET AWARD PERCENTAGE
Each of our NEOs received a performance-based cash award target under the 2022 Short Term Incentive Plan that was expressed as a percentage of each NEOs base salary paid during the fiscal year. The Committee set the target award amount for each NEO in consultation with our independent compensation consultant and after review of market data. For 2022, the target award amounts for each participating NEO were:

Named Executive Officer	Target Bonus Percentage of Annual Base Salary

Gareth T. Joyce	125%
Karina F. Padilla	75%
Christopher L. Bailey	75%
Julian R. Soell	75%
JoAnn C. Covington	60%
DESCRIPTION OF 2022 PERFORMANCE-BASED AWARD CRITERIA
Performance measures for fiscal year 2022 included annual financial performance measures, progress against strategic objectives for each of Proterra Transit and Proterra Powered & Energy, achievement of technology objectives on which the CEO was measured, and improvement in diversity, equity and inclusion (“DEI”) goals over the prior fiscal year. The table below describes the performance measures in the 2022 Short Term Incentive Plan. The actual payout of awards is discussed below under “Determination of the Actual 2022 Short Term Incentive Award Payout.”

Criteria	Description
Revenue	GAAP Revenue reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ending December 31, 2022.
Adjusted EBITDA	The Non-GAAP measure reported to investors in our Quarterly Letter for the quarter ending December 31, 2022. We define Adjusted EBITDA net income (loss), adjusted for the effects of financing, nonrecurring items, depreciation on capital expenditures, and other non-cash items such as stock-based compensation, (gain) loss on valuation of derivative and warrant liabilities, gain on debt extinguishment, and other items like start-up costs for new facilities.
Business Unit Revenue	GAAP Revenue reported in the Company’s Annual Report on Form 10-K for the year ending December 31, 2022 that is attributed to the Proterra Transit and the Proterra Powered & Energy business units, respectively.
Business Unit Operating Income Before Corporate Expenses	This metric is not operating income as determined by generally accepted accounting principles, because the Company only operates as one segment, and did not report operating income by business units. This metric is an estimate of operating performance attributed to each of the Proterra Transit and Proterra Powered & Energy business lines to provide an indication of profitability of each of the Company's commercial offerings even though the Company operated as one reportable segment.
Cash Conversion Cycle	A measure of the Company's use of working capital and its ability to efficiently convert inventory to cash.
Diversity, Equity and Inclusion ("DEI")	A measure of the Company's improvement over the prior year on representation of women and people of color across hiring, retention of talent, representation at manager levels, and promotion rates.
Business Objectives	Achievement levels across multiple business objectives specific to each business unit including new order targets, operational and product initiatives and capital projects.
Technology Development	Achievement across battery technology development objectives including customer and market driven projects and next generation battery development.
The Committee then grouped the above performance-based award criteria and provided weightings for each criterion within the grouping and created targeted incentives based on each executive officer's role.

Performance Criteria	Performance Weighting	Performance Measure
Corporate
Financial	40%	Revenue
Financial	40%	Adjusted EBITDA
Financial	10%	Cash Conversion Cycle
Strategic	10%	DEI Criteria
Transit Business
Financial	40%	Business Unit Revenue
Financial	40%	Business Unit Operating Income Before Corporate Expenses
Strategic	20%	Business Objectives for Transit
Powered & Energy Business
Financial	40%	Business Unit Revenue
Financial	40%	Business Unit Operating Income Before Corporate Expenses
Strategic	20%	Business Objectives for Powered & Energy
Technology Development
Strategic	100%	Technology Development
A description of the weighting of each officer's performance-award criteria is included in the section "Determination of the Actual 2022 Short Term Incentive Award Payout" below.

DETERMINATION OF THE ACTUAL 2022 SHORT TERM INCENTIVE AWARD PAYOUT
The 2022 Short Term Incentive Plan payouts were determined based on the Committee's assessment of the above described metrics which were carefully chosen to drive particular outcomes and align pay with performance.
FINANCIAL METRICS
The financial metrics described above were established in the first quarter of 2022 based on the Company’s financial plan for 2022. Three of the financial metrics were aimed at improving business operations: Cash Conversion Cycle, Business Unit Revenue, and Business Unit Operating Income Before Corporate Expenses. The Cash Conversion Cycle metric focused on improvements in management of the Company’s working capital by increasing conversion of accounts receivable to cash and reducing inventory. The Committee also sought to accelerate the development and maturation of the Proterra Powered & Energy and the Proterra Transit commercial offerings, respectively, by allocating a portion of the bonus potential to the financial performance of each of the Company’s two business lines. The Business Unit Operating Income Before Corporate Expenses metric sought to approximate an operating income measure to gauge progress toward profitability of each commercial offering. For each financial metric, the Committee provided a threshold, or a “cliff” below which no bonus would be earned. If the bonus threshold was met, the payout would be determined on a sliding scale from 50% to 150% of target based on performance against the Company’s financial plan.
DEI CRITERIA
Consistent with our core belief that a diverse workforce is central to the Company’s success, the Committee allocated a percentage of each NEOs award potential to achievement of DEI Criteria. Success was measured by achievement of specific objectives: Increasing representation of women and people of color in management roles, increasing the hiring rate of women and people of color, reducing the turnover rate of diverse employees, and ensuring promotion equity for women and people of color. The 2022 Short Term Incentive Plan provided that positive progress against one of the DEI Criteria objectives would result in a 50% payout, progress against 2 of the 4 objectives would earn a 75% payout, progress against 3 of the 4 objectives would receive a 100% payout, and positive progress against all 4 objectives in the DEI Criteria would achieve a 150% payout.
BUSINESS OBJECTIVES AND TECHNOLOGY DEVELOPMENT CRITERIA
To incentivize our executives to create sustainable long-term value for our stockholders and other stakeholders, a portion of each NEOs award potential under our 2022 Short Term Incentive Plan was allocated to strategic objectives. The strategic objectives were divided between business objectives and technology development. Four strategic business objectives were identified for each of Proterra Powered & Energy and Proterra Transit, and four objectives were developed for the technology development. The 2022 Short Term Incentive Plan provided that achievement against one of the strategic objectives in each applicable set of criteria (i.e. Proterra Transit Business Objectives, Proterra Powered & Energy Business Objectives, or Technology Development) could result in up to a 50% payout, performance against 2 of the 4 strategic objectives could earn up to a 75% payout, performance against 3 of the 4 objectives could receive up to a 100% payout, and the level of achievement against all 4 objectives in a set of strategic criteria could achieve up to a 150% payout.
2022 FINANCIAL PERFORMANCE GOAL WEIGHTING
Under the 2022 Short Term Incentive Plan, the Committee assigned weighting factors for each executive officer to ensure the appropriate focus for each function in the Company on performance against the above described Financial Metrics, DEI Criteria, and Strategic Criteria.
Mr. Joyce: As described in the chart below, the 2022 Short Term Incentive Plan for Mr. Joyce was most heavily weighted on annual financial performance. As President and Chief Executive Officer, Mr. Joyce’s bonus potential was weighted 69% to the Company’s financial metrics, including 45% weighting on the Corporate Criteria financial metrics and 24% on the business unit financial metrics, divided evenly between the assessed financial performance of Proterra Transit and Proterra Powered & Energy. The balance of Mr. Joyce’s bonus potential was dependent on performance on technology development and business objectives for Proterra Transit and Proterra Powered & Energy, and performance against DEI Criteria.

Performance Measures and Weighting for the Chief Executive Officer, Gareth T. Joyce

Performance Measure(1)	Weighting	Rationale

Financial Metrics ⚫ Revenue ⚫ Adjusted EBITDA ⚫ Cash Conversion Cycle ⚫ Business Unit Revenue ⚫ Business Unit Income(2)
Mr. Joyce’s target award percentage was weighted 69% to the Company’s financial metrics, including 45% weighting on the corporate financial metrics and 24% on the business line financial metrics, divided evenly between performance of Proterra Transit and Proterra Powered & Energy. These financial metrics focus on annual performance and the establishment of successful lines of business and maturing of the cash conversion cycle and working capital management for the long term benefit of the Company.

DEI Criteria		5% of Mr. Joyce’s target award was dependent on improvements in Diversity, Equity and Inclusion measures commensurate with the Company’s core belief that a diverse workforce is central to the Company’s success.
Strategic Criteria
26% of Mr. Joyce’s target award was dependent on strategic criteria related the Company’s technology development and business objectives in its two business lines for the fiscal year. These goals emphasize attention to milestones for longer term objectives within each annual business plan.

(1)For a description of each of the award criteria, see the chart labelled "Description of 2022 Performance-Based Award Criteria" above.
(2)In this table, "Business Unit Income" is an abbreviation for the metric "Business Unit Operating Income before Corporate Expenses" which is further described in the ""Description of 2022 Performance-Based Award Criteria" table above.

Ms. Padilla:As Chief Financial Officer, Ms. Padilla’s bonus potential was weighted 60% to the achievement of Corporate Criteria and 40% to the achievement of the business unit financial metrics, divided evenly between the performance of Proterra Powered & Energy and Proterra Transit. Overall, 78% of Ms. Padilla’s bonus potential was weighted to achievement of financial metrics, 6% was weighted to achievement of DEI Criteria, and 6% was weighted to achievement of Strategic Criteria, divided evenly between the two business units, and 10% to strategic technology development criteria. .
Mr. Bailey: As President of Proterra Powered and Energy in 2022, Mr. Bailey’s bonus potential was weighted 60% to the achievement of Proterra Powered & Energy objectives, and 40% weighted to the Corporate Criteria. The Corporate Criteria weighting resulted in a cash award incentive of 4% to DEI Criteria and 36% to corporate financial metrics. Overall, 84% of Mr. Bailey’s bonus potential was tied to achievement of financial metrics and 12% was weighted to strategic criteria for Proterra Powered & Energy. The Committee chose to make 40% of Mr. Bailey’s cash award potential dependent on Corporate Criteria to provide significant incentives to advance the overall financial and DEI objectives of the Company including, indirectly, the Proterra Transit business unit’s contributions to the Company’s overall success.
Mr. Soell: As President of Proterra Transit in 2022, Mr. Soell’s bonus potential was weighted 60% to the achievement of the Proterra Transit objectives, and 40% weighted to the Corporate Criteria. The Corporate Criteria weighting resulted in a cash award incentive of 4% to DEI Criteria and 36% to corporate financial metrics. Overall, 84% of Mr. Soell’s bonus potential was tied to achievement of financial metrics, and 12% was weighted to strategic criteria for Transit. The Committee chose to make 40% of Mr. Soell’s cash award potential dependent on Corporate Criteria to provide significant incentives to advance the overall financial and DEI objectives of the Company including, indirectly, the Proterra Powered & Energy business unit’s contributions to the Company’s overall success.

Ms. Covington: As Chief Legal Officer, Head of Government Relations, and Secretary, Ms. Covington’s bonus potential was weighted 60% to the achievement of Corporate Criteria and 40% to the achievement of the business unit financial metrics, divided evenly between the performance of Proterra Powered & Energy and Proterra Transit. Overall, 78% of Ms. Covington’s bonus potential was weighted to achievement of financial metrics, 6% was weighted to achievement of DEI Criteria, and 6% was weighted to achievement of Strategic Criteria, divided evenly between the two business units, and 10% to the strategic technology development criteria.
GOAL RIGOR AND PROCESS USED FOR GOAL SETTING
The Committee developed the metrics, award potential allocation, and targets in consultation with the full Board, its compensation consultant, and management. In particular, the Committee considered the Company’s fiscal year 2022 business plan, and the Company’s long term business plan and strategy. The Committee set ambitious, but achievable, financial and strategic goals for the Company overall and each business, including achievement of specific milestones that would impact the Company’s success beyond the fiscal year. For Proterra Transit, the strategic business objectives included scaling manufacturing and sales objectives. For Proterra Powered & Energy, these business objectives included the development and launch of the next iteration of the Company’s fleet and energy management SaaS solution, construction of the Powered 1 facility in Greer, South Carolina, and sales objectives. Strategic technology development goals included progress on development of new battery technology and advanced manufacturing achievements for the Powered 1 battery manufacturing lines. The Committee also created the potential to overachieve on both financial and strategic metrics to receive a payout of up to 150% of target if financial performance was substantially over the business plan and if all strategic criteria were achieved.
The financial metrics included the following threshold, target and stretch goals.

Financial Performance Criteria	Performance Weighting	Performance Measure(1)
		Threshold	Target	Stretch
Payout Potential		50%	100%	150%
Corporate
Revenue	40%	$300M	$354M	$400M
Adjusted EBITDA	40%	($150M)	($100M)	($90M)
Cash Conversion Cycle	10%	177 days	169 days	160 days
Transit Business
BU Revenue	40%	$210M	$239M	$265M
BU Operating Income (2)	40%	specific target	specific target	specific target
Powered & Energy Business
BU Revenue	40%	$90M	$115M	$135M
BU Operating Income (2)	40%	specific target	specific target	specific target
(1) See the section titled "Description of 2022 Performance-Based Award Criteria" above for a description of each of these performance measures. The initials "BU" in this table is an abbreviation for "Business Unit". The specific targets for the Business Unit Operating Income Before Corporate Expenses are competitively sensitive and hence the Company does not disclose them. The Company does not disclose margins by product line.

(2)The name of this performance measure was shortened to fit into this table. The Performance Measure used is Business Unit Operating Income Before Corporate Expenses., and is described in the section referred to in Footnote 1 above.

2022 PERFORMANCE RESULTS
A summary of the Committee’s determination of 2022 Short Term Incentive Plan achievement is illustrated below:

Performance Criteria	Performance Weighting	Performance Measure(1)	Percent of Target Achieved
Corporate			34%
Financial	40%	Revenue	59%
Financial	40%	Adjusted EBITDA	—%
Financial	10%	Cash Conversion Cycle	—%
Strategic	10%	DEI Criteria	100%

Transit Business			18%
Financial	40%	BU Revenue	—%
Financial	40%	BU Operating Income (2)	—%
Strategic	20%	BU Strategic Criteria	90%

Powered & Energy Business			95%
Financial	40%	BU Revenue	114%
Financial	40%	BU Operating Income	52%
Strategic	20%	BU Strategic Criteria	142%

Technology Development			103%
Strategic	100%	Strategic Criteria	103%
(1)See the section titled "Description of 2022 Performance-Based Award Criteria" above for a description of each of these performance measures. The initials "BU" in this table is an abbreviation for "Business Unit". DEI is an abbreviation for Diversity, Equity and Inclusion.
(2)The name of this performance measure was shortened to fit into this table. The Performance Measure used is Business Unit Operating Income Before Corporate Expenses, and is described in the section referred to in Footnote 1 above.

Achievement of the rigorous performance targets set by the Committee in the 2022 Short Term Incentive Plan was impacted by global economic factors including the ongoing effects of the COVID 19 pandemic, macroeconomic conditions, supply chain disruptions, rising inflation, uncertain credit and global financial markets and geopolitical events, such as the conflict between Russia and Ukraine and the related sanctions which combined with other factors, affected both production volume and operating costs, and created significant inflation in raw materials cost which in turn impacted margins, and cash consumption.
In evaluating performance against the performance-based award criteria, all award payouts were determined based on the Company's actual performance pursuant to the strict terms of the plan, with one exception: the Committee exercised its discretion to consider the impact of rising inflation rates and resulting increases in material costs for lithium-ion cells in the fiscal year of approximately $5.38 million over expected costs. Management deemed the purchase of cells as strategically important for the Company in fiscal 2022. The Committee’s consideration of these inflation impacts on the Business Unit Income Before Corporate Expenses for Proterra Powered & Energy resulted in a change to the financial metric that slightly exceeded the threshold performance generating a cash award. As a result, the percentage achievement of target for Mr. Joyce increased by 3.2%, the percentage achievement for Ms. Covington and Ms. Padilla increased 3.1%, the percentage achievement for Mr. Bailey increased 12.6%, and the percentage achievement for Mr. Soell did not increase. The specific achievement levels under the 2022 Short Term Incentive Plan are discussed further below.
Achievement of Corporate Criteria: The Corporate achievement was 34% of the target payout, per the 2022 Short Term Incentive Plan design. The Company did not meet the thresholds set by the Committee to receive the portion of the cash award based on Adjusted EBITDA or Cash Conversion Cycle targets. As a result, the cash award payout based on these financial metrics was zero. The Company did achieve the threshold required to receive a cash award payout based on Revenue achievement but did not outperform expectations. The Company made significant progress against its DEI targets, improving against three of the four objectives, and earning 100% of the achievement against its goals.

Achievement of Transit Business Criteria. The Transit business achievement was 18% of the target payout, per the 2022 Short Term Incentive Plan design. The business did not achieve the financial targets for Business Unit Revenue or Business Unit Operating Income Before Corporate Expenses. Thus, the cash award payout based on these metrics was zero. The Transit business did make substantial progress against strategic criteria achieving a 90% payout against its strategic objectives, which accounted for 20% of the overall target. Notably, the Transit business executed on a location strategy for scaling manufacturing which resulted in the Company’s January 2023 actions to wind down all operations at the City of Industry location by the end of 2023. Though significant progress was made in Proterra Transit, including significant manufacturing efficiency gains and production improvements under Mr. Soell’s leadership from May 2022 through year end, these successes are not reflected in the 2022 cash award payouts, and the business performed below the goals that were set in the 2022 Short Term Incentive Plan.
Achievement of Proterra Powered & Energy Business Criteria. The Proterra Powered & Energy business achievement was 95% of the target payout. The Proterra Powered & Energy business performed well against the Business Unit Revenue target, resulting in an award at 114% of target per the plan design. Proterra Powered & Energy also reached the threshold level of payout under Business Unit Operating Income Before Corporate Expenses metric, earning a 52% of target payout after the Committee took into account allowances for spikes in inflation and materials cost increases for battery cells discussed above. Proterra Powered & Energy also over performed against is strategic criteria in 2022, including the development and launch of Valence, the Company's fleet and energy management SaaS platform; meeting its construction targets for the Powered 1 facility; and achieving over 90% of its sales objectives, resulting in a payout of 142% of target per the plan design.
Achievement of Technology Development Criteria:The Company also performed well against its strategic objectives and investments in its battery technology, earning 103% of the target payout per the plan design. Notably the Company introduced its H4 battery pack designed for heavy duty vehicles at IAA Transportation in Hanover Germany, and installed two advanced manufacturing battery lines for module and pack production in the new Powered 1 facility.
PAYOUT AMOUNTS
The Committee’s decisions on achievement under the 2022 Plan resulted in a payout percentage for each NEO as shown below:

Officer	Target Award	Actual Payout	Percent of Target

Gareth T. Joyce	$625,000	$339,375	54.3%
Karina F. Padilla(1)	$318,750	$151,088	47.4%
Christopher L. Bailey	$292,188	$205,700	70.4%
Julian R. Soell(2)	$300,000	$48,600	24.3%
JoAnn C. Covington(3)	$225,000	$106,650	47.4%
(1) Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023.
(2) Mr. Soell's cash award was pro-rated to reflect his time of employment with the Company for eight months in 2022.
(3) Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023.

ONE TIME AWARDS
In 2022, in connection with leadership changes at the Company, the Committee approved the one time awards described below.
The Company entered into a special retention agreement with Ms. Covington, and certain other executives who are not NEOs for 2022, in September 2021. The retention agreement provided that the Company would pay a cash incentive award of $250,000 provided that Ms. Covington was employed by the Company through September 13, 2022. The Committee determined that these incentive agreements were in the best interests of the Company and its stockholders because the Board executed on leadership succession plans in 2021 that resulted in new leadership for the Company in January 2022 and the Company wanted to ensure Ms. Covington continued

to serve as part of the new leadership team. The cash incentive award was paid to Ms. Covington in September 2022.
In October 2022, the Company awarded Ms. Covington a recognition cash bonus of $40,000 in recognition of Ms. Covington's work serving, in addition to her other functions, as head of human resources from July to October 2022 while the Company was recruiting for a Chief People Officer.
In connection with Mr. Soell's offer letter to join the Company as President of Proterra Transit, the Company paid a one time sign on bonus of $250,000, which was repayable in full to the Company if Mr. Soell left the company in less than a year.
In connection with Ms. Padilla's offer letter to join the Company as Chief Financial Officer, the Company paid a one time sign on bonus of $250,000, which was repayable in full to the Company if Ms. Padilla left the company in less than a year.
LONG TERM EQUITY GRANTS
LONG TERM INCENTIVE PROGRAM
The Committee introduced a long term equity incentive program or “LTIP” grants into the executive compensation structure in the third quarter of 2021. The intent of this program is to ensure that a substantial part of executive compensation is tied to long term stockholder value creation. The Long Term Incentive Program grants are not a guaranteed component of annual compensation, and the Committee can choose to eliminate the LTIP, change the terms of the program, and vary the amounts of LTIP awards in its sole discretion as administrator of the Company's equity plans. The Committee views the LTIP program and equity awards as an important part of its 2022 compensation program and aligns with the Company's compensation philosophy.
The Committee reviewed the design of LTIP grants recommended by its independent compensation consultant in the fourth quarter of 2021 to create a compensation strategy for the Company and for the Company's CEO, Gareth T. Joyce, who was appointed CEO effective January 1, 2022. The target value for the CEO LTIP grant of $3,000,000 was recommended by the Committee and its independent compensation consultant and approved by the full Board in connection with Mr. Joyce's appointment as CEO. The award was granted and delivered to Mr. Joyce on February 17, 2022. Half of the value of this award was delivered in restricted stock units and the other half in time-based stock options. The number of stock options and restricted stock units awarded was valued on the effective date of Mr. Joyce’s appointment as CEO on January 1, 2022. The restricted stock units and stock options vest ratably over four years subject to Mr. Joyce’s continued status as a service provider under the 2021 Equity Incentive Plan and the other standard terms and conditions of the Company’s equity awards and form of RSU grant agreement.
The Committee considered target values for LTIP awards for executives other than the CEO in March 2022 and considered market practices, peer group uses of equity in compensation programs, each executive’s equity position, the vesting status of outstanding awards to each executive, and each executive’s role in the Company and performance in determining appropriate LTIP awards. Recognizing the competitive market for talent and the executive transitions of CEO, CFO and President of Transit in the first quarter 2022, and considering the potential holding power of long term equity grants, the Committee set a target value of the LTIP grants at the 50th percentile of equity awards for the Company's peer companies, and an equity vehicle mix of 25% stock options and 75% restricted stock units on the recommendation of the Company’s independent compensation consultant and considering the volatility of the Company’s stock price which could reduce the intended holding power incentive of stock options. Each award vested ratably over four years . The Committee also established stock holding guidelines for executives to drive continued alignment with long term stockholder interests.
The Committee awarded Mr. Joyce's LTIP grant, and on the Committee's recommendation, the Board awarded LTIP grants to our other NEOs in 2022 with the following values.

Executive Officer	LTIP Award Value(1)

Gareth T. Joyce	$3,000,000
Karina F. Padilla(3)	$900.000
Christopher Bailey	$900,000
Julian R. Soell (2)	$900,000
JoAnn C. Covington(4)	$800,000
(1)The target dollar values for equity grants in this table do not reflect valuations computed in accordance with the Accounting Standards Codification Topic 718 (“ASC 718”) which are reflected below in the Summary Compensation Table. Based on the target value and the allocation of LTIP awards between RSUs and Options, the actual number of RSUs was determined by taking half of the target value and dividing it by the dollar value of the 20 day average of the closing price of our common stock before the grant date. The actual number of stock options was determined using a Black Scholes computation. For additional details see the Summary Compensation Table and the Grants of Plan Based Awards During Fiscal Year-End 2022 tables. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.
(2)Mr. Soell's LTIP award was made in May 2022 and was prorated to $675,000 to reflect his service to the Company during three of the fiscal quarters. The value of the full year LTIP for Mr. Soell was $900,000.
(3) Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023.
(4) Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023.

2022 ONE-TIME EQUITY GRANTS
In 2022, the full Board, on the recommendation of the Committee and the independent compensation consultant, also considered the value to the Company and Stockholders of one-time equity grants of Restricted Stock Units to executive talent including the NEOs listed below. The purpose of these grants was to provide additional incentives for the NEOs to remain focused on the Company for the long term in a very competitive environment as many new companies were entering the electric transportation industry and the market for talent was increasingly competitive. The Committee designed these grants to vest at 18-month and three-year vesting events to provide a longer time to the initial vesting event and stagger vesting events from the LTIP awards.
The Committee set the following target values for these grants made in 2022.

Officer	Award Value(1)

Gareth T. Joyce	$1,000.000
Karina F. Padilla(2)	$600,000
Christopher L. Bailey	$1,800,000
JoAnn C. Covington(3)	$300,000
(1)The target dollar values for equity grants in this table do not reflect valuations computed in accordance with the Accounting Standards Codification Topic 718 (“ASC 718”) which are reflected below in the Summary Compensation Table. Based on the target value the actual number of RSUs was determined by taking the target value and dividing it by the dollar value of the 20 day average of the closing price of our common stock before the grant date. For additional details see the Summary Compensation Table and the Grants of Plan Based Awards During Fiscal Year-End 2022 tables. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.
(2)Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023.
(3)Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023.

OTHER COMPENSATION ELEMENTS
The Company does not have any defined contribution or pension benefit plans. The Company does offer the following additional compensation elements.

PERQUISITES
The Company introduced one perquisite in 2022 for financial planning assistance, excluding tax preparation for executive officers including our NEOs in 2022. The financial planning program allowed eligible officers to submit for reimbursement expenses related to financial planning in the fiscal year in amounts up to $10,000. This benefit is reflected on the Summary Compensation Table for NEOs who chose to use it.
Our named executive officers are eligible to participate in our employee benefit plans and programs, including medical, dental and vision benefits, life insurance, and disability insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. In addition, the Company also provides life and accidental death and dismemberment ("AD&D") insurance benefits to executive officers of two times the officer's base salary capped at $700,000. For non-executive officers, company provided life and AD&D insurances are capped at $500,000. The full company paid premium for the life and AD&D insurance coverages to the NEOs are reflected in the Summary Compensation Table
RETIREMENT PLANS
We sponsor a 401(k) defined contribution plan in which our NEOs may participate, subject to limits imposed by the Internal Revenue Code to the same extent as all of our other full-time employees. We currently match contributions our employees make to the 401(k) plan for the first 4% of the employee’s salary. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package to attract and retain talent. Under our matching program for 401K contributions, our NEOs received the following matching contributions, which are reflected in the Summary Compensation Table.

Officer	401K Matching Funds

Gareth T. Joyce	$13,804
Karina F. Padilla	$12,423
Christopher L. Bailey	$8,321
Julian R. Soell	$6,154
JoAnn C. Covington	$15,382

SEVERANCE BENEFITS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
We have entered into offer letters and change of control and severance agreements with each of our NEOs and a Separation Agreement with Ms. Covington in exchange for continued services as a non-officer employee following her resignation. For a description of the offer letters and the severance benefits and potential payments upon termination or change of control of the Company and the Separation Agreement, please see the Description of Compensation Arrangements following the Summary Compensation table and Grants of Plan Based Awards During Fiscal Year-End 2022 table section below.
COMPENSATION GOVERNANCE POLICIES
OUR COMPENSATION GOVERNANCE PRACTICES
Our compensation governance principles are designed to reflect best practices and promote executive alignment with the interests of our stockholders and other stakeholders.

What We Do.	What We Don’t Do.
  We emphasize pay-for-performance measures in our cash incentive programs that align with our annual business objectives and our progress on longer term strategic initiatives.
  We maintain stock ownership guidelines, including a multiple of five times the base salary for the CEO, and three times the base salary for other executive officers.
  We emphasize equity with lengthy vesting schedules in our compensation program. Our current long term equity awards vest over a four year period.
  We meet regularly with our independent compensation consultant to review our compensation practices and assess our programs for risk-taking incentives.
  Our health and 401k benefits programs are open to all employees in the Company and we limit executive perquisites.

  Our executive severance agreements do not contain “single trigger” change of control benefits.
  We do not offer guaranteed annual increases in base salary or target bonuses.
  We prohibit hedging transactions by executive officers.
  We prohibit pledging of our common stock by executive officers without prior approval.
We do not provide for tax gross ups.

CLAWBACK POLICY
The Company does not yet have a clawback policy. The Company intends to adopt a clawback policy in compliance with Nasdaq listing rules following their effectiveness.
STOCK OWNERSHIP GUIDELINES
To create alignment between management and stockholder interests and discourage inappropriate risk-taking, the Board adopted a stock ownership policy for executive officers in 2022 that requires each of our executive officers to maintain a significant equity stake in our common stock within five years of the adoption of these guidelines. The guidelines require stock holdings that are a multiple of 5x the base salary of the Chief Executive Officer and 3x the base salary for all other executive officers. Compliance with guidelines is calculated by valuing common stock owned along with the value of half of vested options held and half of unvested RSUs.
The Committee reviews executive officer holdings annually. At the end of 2022, our Named Executive Officers had achieved the following progress against the stock ownership guidelines.

Officer	Stock Ownership Guideline Achievement

Gareth T. Joyce	92%
Karina F. Padilla	51%
Christopher Bailey	76%
Julian R. Soell	49%
JoAnn C. Covington	182%
HEDGING AND PLEDGING POLICY
Our Board has adopted an Insider Trading Policy that prohibits all employees, including our NEOs, from using or pledging Proterra securities as collateral in a margin account. No employee may use or pledge Proterra securities as collateral for a loan unless expressly approved in advance by the Company’s Compliance Officer. No loans using or pledging Proterra securities as collateral have been approved by the Compliance Officer.
Our Insider Trading Policy also prohibits our NEOs and other officers against engaging at any time in hedging or monetization transactions involving Proterra securities, such as zero-cost collars and forward sale contracts, or from contributing Proterra securities to exchange funds that could be interpreted as having the effect of hedging in Proterra securities. All other employees are strongly discouraged from engaging in hedging activities.
TAX AND ACCOUNTING CONSIDERATIONS
One of the factors the Committee considers when determining executive compensation is the anticipated tax treatment to the Company and to the executives of the various payments and benefits. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally provides that a publicly held company may not deduct compensation paid to certain covered executive officers to the extent that such compensation exceeds $1,000,000 per executive officer in any year. While the Committee generally considers this limit when determining compensation, the Committee reserves the discretion to conclude that it is appropriate to exceed the limitation on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that it believes to be consistent with the Company’s best interests and those of its stockholders. The Committee also considers the accounting treatment of the cash and equity incentive programs that the Company maintains.
COMPENSATION RISK ASSESSMENT
The Compensation and Leadership Development Committee engaged Farient Advisors in 2021 and 2022 to review executive and non-executive compensation programs. The Committee determined, after considering the review by Farient Advisors, that none of the elements of our compensation programs encouraged or created excessive risk-taking or were likely to have a material adverse effect on the Company. In its review, the Committee considered a number of features including the variable pay features of the Short Term Incentive Plan, performance measures that balanced financial and strategic objectives, time horizon of cash incentive and equity incentive plans, and the Company's compensation guiding principles, and internal controls and policies.
EXECUTIVE COMPENSATION TABLES
The following tables and accompanying narrative set forth information about compensation provided to our NEOs who are as follows:

Gareth T. Joyce	President and Chief Executive Officer
Karina F. Padilla(1)	Chief Financial Officer
Julian R. Soell	President, Proterra Transit
Christopher L. Bailey	President, Proterra Powered & Energy
JoAnn C. Covington(2)	Former Chief Legal Officer, Head of Government Relations and Secretary
(1) Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023.
(2) Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023.

SUMMARY COMPENSATION TABLE
The table below summarizes the total compensation awarded to, earned by or paid to each of our NEOs for the fiscal years ended December 31, 2020, December 31, 2021, and December 31, 2022, in each case with respect to each NEO who was an NEO in the applicable year.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Gareth T. Joyce(6) President and Chief Executive Officer	2022	499,038	—	2,520,544	1,355,794	339,375	23,804	4,738,555
	2021	372,926	—	286,397	258,433	124,208	13,346	1,055,310
	2020	38,054	—	—	3,371,867	14,238	—	3,424,159
Karina F. Padilla(7) Chief Financial Officer	2022	415,192	250,000	1,750,429	259,207	151,088	12,423	2,838,339
Christopher L. Bailey(8) Chief Business Officer, Former President, Proterra Powered & Energy	2022	389,231	—	2,146,188	259,207	205,700	8,321	3,008,647
	2021	202,650	—	360,804	688,538	49,359	923	1,302,274
Julian R. Soell(9) Chief Operating Officer, Former President, Proterra Transit	2022	261,538	250,000	1,238,176	173,718	48,600	6,154	1,978,186
JoAnn C. Covington(10) Former Chief Legal Officer, Head of Government Relations and Secretary	2022	375,000	292,813	737,070	230,408	106,650	25,382	1,767,323
(1)Amounts represent: (a) for Ms. Padilla a one-time sign on cash bonus paid to Ms. Padilla in 2022 pursuant to her offer letter; (b) for Mr. Soell a one-time sign on cash bonus paid to Mr. Soell in 2022 pursuant to his offer letter; (c) for Ms. Covington, the sum of (i) a recognition cash bonus of $40,000 paid in October 2022 for Ms. Covington's work serving, in addition to her other functions, as head of human resources from July to October 2022 while the Company was recruiting for a Chief People Officer, (ii) a retention bonus of $250,000 paid in September 2022 as described above in the Compensation Discussion and Analysis section titled "One-Time Awards", and (iii) $2,813 paid to Ms. Covington in 2022 as part of her 2021 annual incentive cash award due to an error in calculation of her 2021 award.
(2)Amounts represent the aggregate grant date fair value of restricted stock units (“RSUs”) calculated in accordance with FASB ASC Topic 718, without regard to potential forfeiture. The assumptions used in calculating these amounts are set forth in Note 11 to our financial statements for the year ended December 31, 2022, in our 2022 Annual Report on Form 10-K. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards and do not necessarily correspond to the actual economic value that may be received by our NEOs from the awards or the target value used by the Board of Directors in granting such awards.
(3)    Amounts represent the aggregate grant date fair value of the stock options calculated in accordance with FASB ASC Topic 718, without regard to potential forfeiture. The assumptions used in calculating this amount are set forth in Note 11 to our financial statements for the year ended December 31, 2022, in our 2022 Annual Report on Form 10-K. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards and do not necessarily correspond to the actual economic value that may be received by our NEOs from the awards or the target value used by the Board of Directors in granting such awards.
(4)Amounts represent short term incentive plan awards earned pursuant to our Key Employee Incentive Plan. For additional information on how these awards were determined, see the section above titled "Short Term Incentive Plan" in our Compensation Discussion & Analysis.

(5)    Amounts represent matching contributions made on behalf of our named executive officers under our 401(k) plan, company paid premiums for life insurance and accidental death and dismemberment ("AD&D") insurance, and reimbursement for financial planning services under a perquisite established by the Compensation and Leadership Development Committee in 2022 ,as follows:.

Name	401(k) Plan Matching Contributions ($)	Financial Planning Services ($)	Company Paid Premiums for Life and AD&D Insurance Coverage ($)	Total All Other Compensation ($)
Gareth T. Joyce	13,804	10,000	1,398	23,804
Karina F. Padilla	12,423	—	1,354	12,423
Christopher L. Bailey	8,321	—	1,398	8,321
Julian R. Soell	6,154	—	685	6,154
JoAnn C. Covington	15,382	10,000	1,407	25,382
(6)Mr. Joyce has been President, Chief Executive Officer and a director of the Company since January 2022. He served as President of the Company's wholly owned subsidiary, Proterra Operating Company, Inc. from September 2021 to December 2021 and as President of Proterra Powered & Energy for the Company and its subsidiary from November 2020 to September 2021.
(7)Ms. Padilla was appointed Chief Financial Officer effective January 1, 2022. Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023.
(8)    Mr. Bailey served as our Senior Vice President, Proterra Energy from May 2021 to October 2021, and then as our President of Proterra Powered & Energy from October 2021 until March 1, 2023, when he was appointed Chief Business Officer for the Company and its subsidiary. The reported salary is less than the annual base salary disclosed in the Compensation Discussion and Analysis because Mr. Bailey's salary was increased from $375,000 to $400,000 in fiscal year 2022.
(9) Mr. Soell started employment with our Company and was appointed President of Proterra Transit effective May 1, 2022 and served in that capacity until he was appointed Chief Operating Officer effective March 1, 2023. The reported salary is less than the annual base salary disclosed in the Compensation Discussion and Analysis because Mr. Soell started employment in May 2022.
(10)Ms. Covington was appointed our Chief Legal Officer, Head of Government Relations and Secretary on June 14, 2021, but, was not a named executive officer before fiscal year 2022 and, as a result, no disclosure is made for fiscal years 2021 and 2020 in accordance with SEC rules. Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023.

GRANTS OF PLAN BASED AWARDS DURING FISCAL YEAR-END 2022
The table below summarizes information regarding the incentive awards granted to each of our NEOs in 2022.

Name			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1) ($)(4)
	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Garth T. Joyce	Annual Cash Incentive	—	312,500	625,000	937,500	—	—	—	—	—	—	—
	Stock Options	2/17/2022	—	—	—	—	—	—	—	300,240	8.73	1,355,794
	Time-based RSUs	3/10/2022	—	—	—	—	—	—	120,772	—	—	867,143
		2/17/2022	—	—	—	—	—	—	189,393	—	—	1,653,401
Karina F. Padilla (6)	Annual Cash Incentive	—	159,375	318,750	478,125	—	—	—	—	—	—	—
	Stock Options	3/10/2022	—	—	—	—	—	—	—	65,425	7.18	259,207
	Time-based RSUs	2/17/2022	—	—	—	—	—	—	73,863	—	—	644,824
		3/10/2022	—	—	—	—	—	—	153,984	—	—	1,105,605
Christopher L. Bailey	Annual Cash Incentive	—	146,094	292,188	438,282	—	—	—	—	—	—	—
	Stock Options	3/10/2022	—	—	—	—	—	—	—	65,425	7.18	259,207
	Time-based RSUs	3/10/2022	—	—	—	—	—	—	298,912	—	—	2,146,188
Julian R. Soell	Annual Cash Incentive(5)	—	150,000	300,000	450,000	—	—	—	—	—	—	—
	Stock Options	5/25/2022	—	—	—	—	—	—	—	53,016	5.82	173,718
	Time-based RSUs	5/25/2022	—	—	—	—	—	—	212,745	—	—	1,238,176
JoAnn C. Covington(7)	Annual Cash Incentive	—	112,500	225,000	337,500	—	—	—	—	—	—	—
	Stock Options	3/10/2022	—	—	—	—	—	—	—	58,156	7.18	230,408
	Time-based RSUs	3/10/2022	—	—	—	—	—	—	102,656	—	—	737,070
(1)These columns present information about the potential payouts under our Short Term Incentive Plan for fiscal year 2022 if the Company met the threshold, target and maximum performance targets for an award under each of the performance metrics specified in the Plan, The actual amount paid to each NEO is reflected above in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. For a more detailed description of the performance-based measures and actual payments under the Short Term Incentive Plan, see the discussion of the "Short Term Incentive Plan" above in the Compensation Discussion and Analysis.
(2)The amounts represent the number of restricted stock units ("RSUs") granted during fiscal year 2022. RSUs vest based on continued service through various vesting dates. The time-based RSU awards in connection with the new hire grants to Mr. Soell and Ms. Padilla vest in 4 equal annual installments on the anniversary of the vesting commencement date, which for Mr. Soell is May 25, 2022, and Ms. Padilla is January 25, 2022. The time-based RSU awards in connection with the Long Term Incentive Program grants to all of our NEO’s described in the Compensation Discussion and Analysis section above vest in 4 equal annual installments on the anniversary of the vesting commencement date, which for Mr. Joyce is January 1, 2022, and for the other NEO’s is March 25, 2022. The time-based RSU awards to Mr. Joyce, Ms. Padilla, Mr. Bailey, and Ms. Covington in connection with the One Time Equity awards described in the Compensation Discussion and Analysis section above vest in 2 equal installments eighteen months and three years from the vesting commencement date of March 25, 2022. As a general matter, time-based RSUs will cease vesting upon each employee’s last day of service. Time-based RSU awards are subject to potential vesting acceleration as described in the section titled “Potential Payments upon Termination or Change of Control”.
(3)The amounts represent the number of stock options granted during fiscal year 2022. Stock options vest based on continued service through various vesting dates. The time-based stock option awards in connection with Long Term Incentive Program grants to all of our NEO’s described in the Compensation Discussion and Analysis section above vest in 4 equal annual installments on the anniversary of the vesting commencement date, which for Mr. Joyce is January 1, 2022, and for the other NEO’s is March 25, 2022. As a general matter, time-based stock options will cease vesting upon each employee’s last day of service. Time-based stock option awards are subject to potential vesting acceleration as described in the section titled “Potential Payments upon Termination or Change of Control”.
(4)    The amounts represent the aggregate grant date fair value of equity awards in accordance with FASB ASC Topic 718, without regard to potential forfeiture. The assumptions used in calculating these amounts are set forth in Note 11 to our financial statements for the year ended December 31, 2022, in our 2022 Annual Report.
(5)    The amounts represent the potential full-year payouts that Mr. Soell could have received under our Short Term Incentive Plan for fiscal year 2022. Because Mr. Soell's start date with the Company was May 1, 2022, his actual 2022 annual bonus payout was pro-rated based on his start date.
(6) Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023.
(7) Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023.

DESCRIPTION OF COMPENSATION ARRANGEMENTS

OFFER LETTER AGREEMENT WITH GARETH T. JOYCE

In connection with his appointment as President of the Company beginning September 13, 2021, Gareth T. Joyce entered into an executive offer letter agreement with the Company memorializing the terms of his employment. This agreement with Mr. Joyce provided for an increase in his base salary from $340,000 to $450,000, a target annual bonus opportunity of 75% of base salary and an equity award opportunity that is subject to approval by the Compensation and Leadership Development Committee. In connection with Mr. Joyce's transition to the role of both President and Chief Executive Officer effective January 1, 2022, Mr. Joyce entered into an executive offer letter agreement with the Company pursuant to which his salary was set at $500,000, his target annual bonus opportunity was increased to 125% of base salary, he received a new equity grant valued at $3,000,000 at the time of award,, and he became eligible to receive additional equity awards as part of the Company’s Long Term Incentive Program, subject to approval by the Compensation and Leadership Development Committee. Mr. Joyce was also entitled to the Company's standard form of severance agreement for chief executives described in the section of this document titled “Severance Benefits and Potential Payments Upon Termination or Change of Control.”
OFFER LETTER AGREEMENT WITH KARINA F. PADILLA
In connection with her appointment as Chief Financial Officer on January 1, 2022, the Company entered into an executive offer letter agreement with Ms. Padilla, pursuant to which she was entitled to an annual base salary of $425,000, a bonus target under the Company’s Key Employee Incentive Plan of 75% of her base salary, and a signing bonus of $250,000. The offer letter also provided that Ms. Padilla would receive a Restricted Stock Unit award under the Company’s 2021 Equity Incentive Plan of $585,000 in value at the time of grant with four-year ratable vesting, and that she would be eligible to receive additional equity awards as part of the Company’s Long Term Incentive Program, subject to approval by the Compensation and Leadership Development Committee. Ms. Padilla was also entitled to the Company's standard form of severance agreement for executives described in the section of this document titled “Severance Benefits and Potential Payments Upon Termination or Change of Control.”
OFFER LETTER AGREEMENT WITH CHRISTOPHER L. BAILEY
On November 4, 2021, Mr. Bailey entered into an amended and restated offer letter that amended his offer letter dated April 30, 2021. The amended and restated offer letter entitled Mr. Bailey to an annual base salary and participation in the Company's short and long term incentive plans.
OFFER LETTER AGREEMENT WITH JULIAN R. SOELL
On August 1, 2022, Mr. Soell entered into an amended and restated offer letter that amended his offer letter dated April 1, 2022. The amended and restated offer letter entitled Mr. Soell to an annual base salary, participation in the Company's short and long term incentive plans, and the Company's standard form of severance agreement for executives described in the section of this document titled “Severance Benefits and Potential Payments Upon Termination or Change of Control.”
OFFER LETTER AGREEMENT WITH JOANN C. COVINGTON
On April 13, 2022, Ms. Covington entered into an amended and restated offer letter that amended her offer letter dated March 1, 2017. The amended and restated offer letter entitled Ms. Covington to an annual base salary, participation in the Company's short and long term incentive plans, and the Company's standard form of severance agreement for executives described in the section of this document titled “Severance Benefits and Potential Payments Upon Termination or Change of Control.”

SEPARATION AGREEMENT WITH JOANN C. COVINGTON
Ms. Covington tendered her resignation as Chief Legal Officer, Head of Government Relations and Secretary on March 20, 2023. On March 24, 2023, the Company and Ms. Covington executed a Separation Agreement (the “Separation Agreement”), pursuant to which Ms. Covington will remain at the Company as a non-officer employee until June 30, 2023, to provide support during the transition to a new Chief Legal Officer, unless an earlier date is mutually agreed (such date, the “Separation Date”). During the transition period, Ms. Covington will receive the compensation and benefits provided under her existing terms of employment. Under the Separation Agreement, in exchange for providing transition support through the Separation Date and agreeing to a waiver and general release of all claims in favor of the Company and its affiliates, Ms. Covington will receive, among other benefits, a lump-sum payment equal to $187,500, which represents six months of Ms. Covington’s base compensation, and an additional lump-sum payment equal to $13,380, equivalent to six months of Ms. Covington’s monthly premium for the cost of benefit continuation for health benefits. The payments will be made to Ms. Covington within seven days following the Separation Date. Ms. Covington also remains eligible for change in control benefits. In addition, the Company agreed to take the steps necessary to extend the exercise period for Ms. Covington’s vested stock options under the Company’s 2010 Equity Incentive Plan to the earlier of (i) twelve months from the Separation Date or (ii) the expiration date of each such option.
OFFER LETTER AGREEMENT WITH DAVID S. BLACK
In connection with his appointment as Chief Financial Officer and Treasurer, the Company has entered into an offer letter (“Offer Letter”) with Mr. Black, which provides that his employment will commence on or about May 15, 2023 and outlines his duties and responsibilities and compensation terms. Pursuant to his Offer Letter, Mr. Black is entitled to receive an annual base salary of $450,000, and a bonus target under the Company’s Key Employee Incentive Plan of 75% of his base salary. In addition, the Company intends to grant Mr. Black an equity award with four-year ratable vesting under the Company’s 2021 Equity Incentive Plan comprised of 50% restricted stock units and 50% stock options and valued at $800,000 in accordance with the Company’s grant valuation procedures at the time of grant. The Offer Letter also provides that the Company will recommend to the Board or the compensation committee of the Board that Mr. Black be eligible in fiscal 2024 for an equity incentive award with four year ratable vesting under the Company’s 2021 Equity Incentive Plan of $900,000 in value in accordance with the Company’s grant valuation procedures at the time of grant. Mr. Black will also be entitled to enter into the Company’s standard form of severance agreement for executives described in the section of this document titled “Severance Benefits and Potential Payments Upon Termination or Change of Control.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
The table below summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2022.

		Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Gareth T. Joyce	3/10/2022(3)	—	—	—			120,772	455,310
	2/17/2022(4)	—	300,240	—	8.73	2/16/2032	189,393	714,012
	10/21/2021(5)	12,917	38,749	—	9.83	10/20/2031	21,851	82,378
	12/21/2020(6)	366,416	408,320	—	4.78	12/20/2030	—	—
Karina F. Padilla (22)	3/10/2022(7)	—	65,425	—	7.18	3/9/2032	81,521	307,334
	3/10/2022(3)	—	—	—			72,463	273,186
	2/17/2022(8)	—	—	—			73,863	278,464
Christopher L. Bailey	3/10/2022(7)	—	65,425	—	7.18	3/9/2032	81,521	307,334
	3/10/2022(3)	—	—	—			217,391	819,564
	9/2/2021(9)	—	—	—			23,883	90,039
	5/20/2021(10)	33,468	55,781	—	13.68	5/19/2031	—	—
Julian R. Soell	5/25/2022(11)(12)	—	53,016	—	5.82	5/24/2032	76,588	288,737
	5/25/2022(12)	—	—	—			136,157	513,312
JoAnn C. Covington (23)	3/10/2022(7)	—	58,156	—	7.18	3/9/2032	72,463	273,186
	3/10/2022(3)	—	—	—			30,193	113,828
	9/2/2021(13)	12,588	37,762	—	11.33	9/1/2031	20,970	79,057
	12/21/2020(14)	13,388	13,387	—	4.78	12/20/2030	—	—
	8/20/2020(15)	111,560	66,939	—	4.62	8/19/2030	—	—
	8/20/2020(16)	37,652	29,285	—	4.62	8/19/2030	—	—
	12/13/2019(17)	16,734	5,578	—	6.00	12/12/2029	—	—
	11/20/2019(18)	16,734	5,578	—	6.00	11/19/2029	—	—
	12/29/2018(19)	44,625	—	—	5.41	12/28/2028	—	—
	11/16/2018(20)	66,937	—	—	5.41	11/15/2028	—	—
	5/30/2017(21)	446,249	—	—	2.18	5/29/2027	—	—
(1)Outstanding equity awards made (i) prior to June 14, 2021 were granted under our 2010 Equity Incentive Plan (the “2010 Plan”) and (ii) after June 14, 2021, equity awards were granted under our 2021 Equity Incentive Plan (the “2021 Plan”) which was approved by stockholders on June 11, 2021 in connection with the business combination discussed in our Annual Report on Form 10K for the fiscal year ending December 31, 2021. As a general matter, time-based RSUs and stock options will cease vesting upon each employee’s last day of service. Equity awards are subject to potential vesting acceleration under "double trigger" change-in-control provisions of our executive severance agreements as described in the section titled “Severance Benefits and Potential Payments upon Termination or Change of Control.”
(2)The market value of unvested RSUs reflected in the table have been calculated by multiplying the number of unvested RSUs by $3.77, Proterra's closing stock price on December 30, 2022, the last trading day of fiscal year 2022.
(3)RSUs vest 50% on September 25, 2023 and 50% on March 25, 2025.
(4)Options and RSUs vest 25% each year beginning on January 1, 2023.
(5)Options and RSUs vest 25% each year beginning on August 25, 2022.
(6)Options vest 25% on November 17, 2021 and then 6.25% quarterly thereafter.
(7)Options and RSUs vest 25% each year beginning on March 25, 2023.
(8)RSUs vest 25% each year beginning on January 25, 2023.
(9)RSUs vest 25% each year beginning on May 25, 2022.
(10)Options vest 25% on May 17, 2022 and then 6.25% quarterly thereafter.
(11)Options vest 25% each year beginning on May 2, 2023.
(12)RSUs vest 25% each year beginning on May 25, 2023.
(13)Options and RSUs vest 25% each year beginning on September 1, 2022.
(14)Options vest 6.25% each quarter following the December 21, 2020 vesting commencement date.
(15)Options vest 6.25% each quarter following the June 1, 2020 vesting commencement date.

(16)Options vest 6.25% each quarter following the August 20, 2020 vesting commencement date.
(17)Options vest 6.25% each quarter following the December 13, 2019 vesting commencement date.
(18)Options vest 6.25% each quarter following the November 20, 2019 vesting commencement date.
(19)Options vest 6.25% each quarter following the December 28, 2018 vesting commencement date.
(20)Options vest 6.25% each quarter following the November 13, 2018 vesting commencement date.
(21)Options vest 25% on April 17, 2018 and then 6.25% quarterly thereafter.
(22)Ms. Padilla resigned from her position as Chief Financial Officer effective May 15, 2023. Her last day as a service provider is expected to be June 2, 2023.
(23) Ms. Covington resigned from her position as Chief Legal Officer, Head of Government Relations and Secretary effective March 27, 2023. Her last day as service provider is expected to be June 30, 2023.
OPTIONS EXERCISES AND STOCK VESTED DURING 2022
The table below summarizes information regarding the number of shares acquired upon the exercise of stock options (with the value realized based on the difference between the closing price per share on Nasdaq of our common stock and the exercise price on the date of exercise) and the vesting of RSUs in 2022 previously granted to each of our NEOs (with the value realized based on the closing price per share on Nasdaq of our common stock on the date of vesting).

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gareth T. Joyce	20,950	39,386	7,284	46,909
Karina F. Padilla	—	—	—	—
Christopher L. Bailey	—	—	7,962	46,339
Julian R. Soell	—	—	—	—
JoAnn C. Covington	52,446	279,537	6,991	42,226

SEVERANCE BENEFITS AND POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
We have entered into change-in-control and severance agreements (“Severance Agreements”) with our Named Executive Officers.
An NEO (other than our President and Chief Executive Officer) who is terminated by us without cause outside of a change in control (as such term is defined below) will receive, in exchange for a customary release of claims: (i) a severance payment of six months (the “Severance Period)” base salary in equal installments and (ii) payment of premiums for continued medical benefits for up to six months. If our President and Chief Executive Officer is terminated by us without cause or he resigns for good reason (as such term is defined below) outside of a change in control he will receive, in exchange for a customary release of claims: (i) a severance payment of twelve months (the “President and CEO Severance Period”) base salary in equal installments and (ii) payment of premiums for continued medical benefits for up to twelve months.
If an NEO’s employment is terminated by us without cause or if the NEO resigns for good reason within the three months preceding a change in control (but after a legally binding and definitive agreement for a potential change of control has been executed) or within the twelve months following a change in control, the Severance Agreement provides the following benefits in exchange for a customary release of claims: (i) a severance payment of twelve months base salary in equal installments and then-current target bonus opportunity (at the rates in effect immediately prior to the actions that resulted in the termination) (18 months for our President and Chief Executive Officer), (ii) 100% acceleration of any then-unvested equity awards (including equity awards that vest, in whole or in part, upon satisfaction of performance criteria), and (iii) payment of premiums for continued medical benefits for up to twelve months (18 months for our President and Chief Executive Officer)

For purposes of all of the Severance Agreements:
“Cause” means (i) an unauthorized use or disclosure by the NEO of the Company’s or its subsidiaries’ confidential information or trade secrets, which use or disclosure causes or is reasonably likely to cause material harm to the Company or its subsidiaries, (ii) a material breach of any agreement between the NEO and the Company or its subsidiaries, (iii) a material failure to comply with the Company’s or its subsidiaries’ written policies or rules that has caused or is reasonably likely to cause material injury to the Company, its successor, or its affiliates, or any of their business, (iv) conviction of, or plea of “guilty” or “no contest” to, a felony under the laws of the United States or any state thereof, (v) willful misconduct that has caused or is reasonably likely to cause material injury to the Company, its successor, or its affiliates, or any of their business, (vi) embezzlement, (vii) failure to cooperate with the Company or its subsidiaries in any investigation or formal proceeding if the Company or its subsidiary, as applicable, has requested the NEO’s reasonable cooperation, (viii) violation of any applicable federal, state or foreign statutes, laws or regulations or (ix) a continued failure to perform assigned duties after receiving written notification of such failure from the Company’s or its subsidiaries’, as applicable, Chief Executive Officer; provided that the NEO must be provided with written notice of their termination for “Cause” and the NEO must be provided with a thirty (30) day period following their receipt of such notice to cure the event(s) that trigger “Cause,” with the Company’s or its subsidiaries’, as applicable, Board of Directors making the final determination whether the NEO has cured any Cause.
“Good Reason” means, without the NEO’s consent, (i) a material reduction in the NEO’s level of responsibility and/or scope of authority, (ii) a reduction by more than 10% in NEO’s base salary (other than a reduction generally applicable to executive officers of the Company or its subsidiary, as applicable, and in generally the same proportion as for the NEO), or (iii) relocation of the NEO’s principal workplace by more than thirty-five (35) miles from the NEO’s then current place of employment. For the purpose of clause (i), a change in responsibility shall not be deemed to occur (A) solely because the NEO is part of a larger organization or (B) solely because of a change in title. For the NEO to receive the benefits under this Agreement as a result of a voluntary resignation under this subsection (e), all of the following requirements must be satisfied: (1) the NEO must provide notice to the Company or its subsidiary, as applicable, of their intent to assert Good Reason within sixty (60) days of the initial existence of one or more of the conditions set forth in subclauses (i) through (iii); (2) the Company or its subsidiary, as applicable, will have thirty (30) days (the “Company Cure Period”) from the date of such notice to remedy the condition and, if it does so, the NEO may withdraw their resignation or may resign with no benefits; and (3) any termination of employment under this provision must occur within ten (10) days of the earlier of expiration of the Company Cure Period or written notice from the Company or one of its subsidiaries, as applicable, that it will not undertake to cure the condition set forth in subclauses (i) through (iii). Should the Company or one of its subsidiaries, as applicable, remedy the condition as set forth above and then one or more of the conditions arises again within twelve months following the occurrence of a Change in Control, the NEO may assert Good Reason again subject to all of the conditions set forth herein.
“Change in Control” means the occurrence of any of the following events, provided that the transaction (including any series of transactions) also qualifies as a change in control under U.S. Treasury Regulation 1.409A-3(i)(5)(v) or 1.409A-3(i)(5)(vii):
(i) Change in Ownership of the Company. A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of the stock of the Company that, together with the stock held by such Person, constitutes more than 50% of the total voting power of the stock of the Company, except that any change in the ownership of the stock of the Company as a result of a private financing of the Company that is approved by the Board will not be considered a Change in Control; or
(ii) Change in Effective Control of the Company. A change in the effective control of the Company which occurs on the date that a majority of members of the Board is replaced during any twelve (12) month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of this clause (ii), if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change in Control; or

(iii) Change in Ownership of a Substantial Portion of the Company’s Assets. A change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions. For purposes of this subsection (iii), gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.
Each Severance Agreement is in effect until the earlier of (i) the termination of the executive officer’s employment other than in a situation described above and (ii) the date that we have met all our obligations under the Severance Agreement following the termination of the executive officer’s employment due to a situation described above.
The benefits under the Severance Agreements supersede all other cash severance and vesting acceleration arrangements (excluding equity awards that vest, in whole or in part, upon satisfaction of performance criteria, which will be governed by the terms of the applicable performance-based equity awards). All severance payments to our NEOs are subject to the execution and non-revocation of an effective release in the Company’s favor. In addition, the Severance Agreements include a non-competition covenant applicable during the NEO’s employment and a cooperation and non-disparagement covenant pursuant to which the NEO shall use best efforts to assist with transition of their duties during the Severance Period or the President and CEO Severance Period (whichever is applicable) and shall not disparage the Company, its subsidiaries or the members of the Board or their officers and employees following their separation with the Company.
The table below quantifies the payments in the event of a qualifying termination or a change-in-control ("CIC") qualifying termination to our NEOs as of December 31, 2022 and assuming the price per share of the Company's securities is the closing market price as of that date. For additional information, see the above discussion of "Potential Payments Upon Termination or Change of Control" in our Compensation Discussion & Analysis section titled "Other Compensation Elements."

	Qualifying Termination			Qualifying Termination Upon Change-in-Control
Name	Base Salary ($)(1)	COBRA Payments ($)(2)	Total ($)	Base Salary and Target Bonus ($)(3)	COBRA Payments ($)(4)	Unvested Equity ($)(5)	Total ($)
Gareth T. Joyce	500,000	—	500,000	1,375,000	—	1,251,700	2,626,700
Karina F. Padilla	212,500	12,575	225,075	743,750	25,151	858,983	1,627,884
Christopher L. Bailey	200,000	11,470	211,470	700,000	22,941	1,216,937	1,939,878
Julian R. Soell	200,000	12,575	212,575	700,000	25,151	802,049	1,527,200
JoAnn C. Covington	187,500	12,575	200,075	600,000	25,151	466,070	1,091,221
(1)Represents twelve months of base salary for Mr. Joyce and six months of base salary for Ms. Padilla, Mr. Bailey, Mr. Soell, and Ms. Covington.
(2)    Represents payment of premiums for continued medical benefits for up to six months for Ms. Padilla, Mr. Bailey, Mr. Soell, and Ms. Covington. Mr. Joyce did not elect medical coverage for fiscal year 2022 and therefore, would not receive premiums for continued medical benefits.
(3)    Represents eighteen months of base salary for Mr. Joyce and twelve months of base salary for Ms. Padilla, Mr. Bailey, Mr. Soell, and Ms. Covington and each executive's target bonus in fiscal year 2022.
(4)    Represents payment of premiums for continued medical benefits for up to twelve months for Ms. Padilla, Mr. Bailey, Mr. Soell, and Ms. Covington. Mr. Joyce did not elect medical coverage for fiscal year 2022 and therefore, would not receive premiums for continued medical benefits.
(5)    The market value of unvested equity that would vest and payout due to a qualifying termination upon a change-in-control have been calculated by multiplying the number of unvested RSUs by $3.77, Proterra's closing stock price on December 30, 2022, the last trading day of fiscal year 2022. As of fiscal year end 2022, all unvested stock options held by our NEOs had no value.

CEO PAY RATIO
As required by SEC rules, we are providing disclosure regarding the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee. The ratio is a reasonable estimate calculated in a manner consistent with SEC rules and is based on our payroll and employment records and the methodology described below.
Nearly all of our employees are located in the United States. Pursuant to the SEC rules, to identify our median employee, we excluded from the calculation seven employees based in Canada under the de minimis exemption. After applying the de minimis exemption, we selected our median employee from our employee population of 1,183 U.S. full time, part time, and temporary employees as of December 31, 2022.
To determine our median employee, we used full year 2022 gross compensation data from our payroll system. Compensation was annualized for all newly hired employees who did not work a full calendar year 2022. Compensation data included wages, overtime, non-performance based bonuses, and paid time off as this reflects the most comparable measure of compensation across our employee population. While many of our employees are compensated with equity awards, not all of our employees are, and many compensation structures in the Company rely on cash compensation exclusively. Thus, we excluded the fair value of stock awards granted in 2022 from the calculation used to identify the median employee. Similarly, because the majority of our employees do not participate in a variable performance-based compensation plan, we excluded performance-based bonuses from the calculation. Because the SEC rules allow companies to apply various methodologies to determine the median employee, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.
After identifying the median employee, we calculated the total annual compensation for the median employee in the same manner used to determine the compensation shown for our CEO in the Summary Compensation Table.
Based upon the methodology described above, our CEO’s total annual compensation as reported above in the Summary Compensation Table above was $4,738,555, and the total annual compensation for our median employee, an hourly Field Service Technician located in Greenville, South Carolina, was $81,477. The ratio of these two amounts is 58:1.
DIRECTOR COMPENSATION TABLE
The table below summarizes the total compensation earned by or paid to our non-employee directors for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	Total ($)
John J. Allen	105,000	110,225	—	215,225
Jochen M. Goetz(3)	—	—	—	—
Jan R. Hauser(4)	42,021	270,132	—	312,153
Mary Louise (ML) Krakauer(5)	80,986	275,562	—	356,548
Roger M. Nielsen(6)	62,414	225,542	—	287,956
Brook F. Porter(7)	4,007	192,889	—	196,896
Joan Robinson-Berry (8)	75,000	110,225	—	185,225
Jeannine P. Sargent	110,000	110,225	—	220,225
Constance E. Skidmore	90,000	110,225	—	200,225
Michael D. Smith	75,000	110,225	—	185,225
(1)The amounts disclosed represent an annual cash retainer awarded pursuant to our Non-Employee Director Compensation Policy described below to our non-employee directors, other than Mr. Porter, in the amount of $75,000, which is paid quarterly in arrears, subject to continuous service. Mr. Porter elected to receive such compensation as RSUs, and accordingly received 9,469 RSUs that vest quarterly subject to continuous service.
(2)The amounts disclosed represent the aggregate grant date fair value of RSUs granted to our non-employee directors during 2022 under our 2021 Plan, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs reported in the Stock Awards column are set forth in Note 11 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 17, 2023. These amounts do not reflect the actual economic value that will be realized by the directors upon the vesting of the RSUs or the sale of any of the common stock acquired under such RSUs. Per share RSU valuations are based on the average of the closing price of our common stock for 20 trading days prior to each respective award date. On February 17, 2022, (i) each non-employee director serving on the Board received his or her annual RSU grant for 12,626 shares except for Ms. Krakauer who received an initial grant award described below and Mr. Nielsen and Ms. Hauser who were not yet members of our Board, (ii) Mr. Porter also received his RSU grant of 9,469 shares in lieu of the annual cash retainer awarded pursuant to our Non-Employee Director Compensation Policy, and (iii) Ms. Krakauer received her RSU grant for 31,565 shares for her initial appointment as a new director. All initial director grants vest 6.25% each quarter over four years. An annual director grant is not provided in the same year that the initial grant to a director is awarded. The grant date fair value per share for these awards as determined under FASB ASC Topic 718 was $8.73. On March 9, 2022, Mr. Nielsen received his RSU grant of 30,193 shares for his initial appointment as a new director. The grant date fair value per share for this award as determined under FASB ASC Topic 718 was $7.47. On August 22, 2022, Ms. Hauser received her RSU grant of 41,946 shares for her initial appointment as a new director. The grant date fair value per share for these awards as determined under FASB ASC Topic 718 was $6.44
(3)Due to internal policies of his employer, Daimler Trucks AG, Mr. Goetz did not receive any compensation for his service on the Board. Mr. Goetz resigned from our Board on March 2, 2022.
(4)Ms. Hauser was appointed to our Board effective June 9, 2022.
(5)Ms. Krakauer was appointed as Chair of our Compensation and Leadership Development Committee effective May 26, 2022.
(6)Mr. Nielsen was appointed to our Board effective March 2, 2022.
(7)Mr. Porter stepped down as Chair of our Compensation and Leadership Development Committee on May 25, 2022, and fees for his service as Chair of the Committee were prorated.
(8)Ms. Robinson-Berry resigned from our Board effective on March 22, 2023.

The table set forth below presents the aggregate number of shares of our common stock underlying outstanding option awards and RSU awards held by each of the directors listed in the table above as of December 31, 2022:

Name	Number of Shares Underlying Options	Number of Shares Underlying RSUs
John J. Allen	5,069,956	—
Jochen Goetz (1)	—	—
Jan R. Hauser	—	36,703
Mary Louise (ML) Krakauer	—	23,674
Roger M. Nielsen	—	24,532
Brook F. Porter	265,518	—
Joan Robinson-Berry (2)	36,880	4,152
Jeannine P. Sargent	265,518	—
Constance E. Skidmore	265,518	—
Michael D. Smith	265,518	—
(1)Mr. Goetz resigned from our board effective March 2, 2022.
(2)Ms. Robinson-Berry resigned from our board effective March 22, 2023.

Non-Employee Director Compensation Policy
We maintain a Non-Employee Director Compensation Policy designed to align non-employee director compensation with the achievement of our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to our long-term success.
Our Board reviews director compensation periodically to ensure that director compensation remains competitive and consistent with standards of good governance so that we are able to responsibly recruit and retain qualified directors. The Compensation and Leadership Development Committee considers the responsibilities and time commitment of Proterra’s directors, pay practices of the Company's peer group, and recommendations from its independent compensation consultant to make recommendations regarding the type and amount of compensation for non-employee directors, and makes recommendations to the Board.
The Board amended the policy in December 2021 to provide for a cash retainer for a non-executive chair and to adjust the timing of the grant of annual equity awards from the date of the Annual Meeting to the first fiscal quarter. The Board further amended the policy on December 14, 2022, to (1) eliminate the initial RSU grant of $250,000 in value, (2) increase the annual RSU grant from $100,000 in value to $150,000 in value, and (3) to increase the cash retainers for the Chair of the Compensation and Leadership Development Committee and the Chair of the Nominating and ESG Committee from $10,000 per year to $15,000 per year.
Under the Non-Employee Director Compensation Policy, as amended, each non-employee director is eligible to receive the cash and equity compensation for Board services described below. Each director will also be reimbursed for reasonable, customary and documented travel and other expenses to attend meetings of our Board or its committees and to attend director training. Pursuant to this policy, non-employee directors were eligible to receive the compensation described below.

Cash Compensation
Non-employee directors are entitled to receive the following cash compensation for their service under our director compensation policy:
•Board Member: $75,000
•Non-Executive Chair of the Board: $30,000
•Lead Independent Director: $25,000
•Audit Committee Chair: $15,000
•Compensation and Leadership Development Committee Chair: $15,000
•Nominating and ESG Committee Chair: $15,000
All cash payments to directors are paid quarterly in arrears prorated for any portion of a quarter that a director is not serving on our Board. Each director may make an annual election to receive their $75,000 annual cash retainer in RSUs. If so elected, the RSUs will vest on March 31, June 30, September 30, and December 31 over a one-year period following the grant date, subject to the director’s continued service on each applicable vesting date and provided the vesting conditions under the 2021 Plan are met. If a Director’s service terminates early in a given quarter, the RSUs for the partial period of service in the quarter that services terminate vest daily for the period of time served
Equity Compensation
Annual Award
During the first fiscal quarter each year, each non-employee director will be granted RSUs with a value equal to $150,000 at the time of grant pursuant to grant valuation practices determined by the Compensation and Leadership Development Committee. These annual director awards will vest quarterly over a one-year period following the grant date, subject to the director’s continued service on each applicable vesting date. A non-employee director who begins serving on the Board during the year will receive a pro-rated grant for the first partial year of service.

The 2021 Equity Incentive Plan provides that no non-employee director may receive awards with an aggregate fair value on the date of grant that, when combined with cash compensation received for service as a director, exceeds $750,000 in a calendar year.
Our Board adopted stock ownership guidelines that require each member of the Board to achieve stock ownership with a value equal to five times his or her annual cash compensation within five years of becoming a Board member.
COMPENSATION AND LEADERSHIP DEVELOPMENT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During the last fiscal year, Ms. Krakauer, Mr. Porter and Mr. Smith served as members of our Compensation and Leadership Development Committee. None of the members of our Compensation and Leadership Development Committee was an officer or employee of our company at the time of his or her service on the Compensation and Leadership Development Committee or prior to such service. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation and Leadership Development Committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or Compensation and Leadership Development Committee.
REPORT OF THE COMPENSATION AND LEADERSHIP DEVELOPMENT COMMITTEE OF THE BOARD
The Compensation and Leadership Development Committee has reviewed and discussed with management the Compensation Discussion and Analysis as set forth in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2022. Based upon this review and discussion, the Compensation and Leadership Development Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022.
Respectfully submitted by the Compensation and Leadership Development Committee of the Board of Directors.

Mary Louise Krakauer, Chair	Brook F. Porter	Michael D. Smith
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding securities (#)		(b) Weighted average exercise price of outstanding options ($)(1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)

Equity compensation plans approved by security holders(2)	23,336,799	(3)	$6.69	19,244,782	(4)
Equity compensation plans not approved by security holders	—		$—	—
Total	23,336,799		$6.69	19,244,782
(1)As restricted stock unit awards have no exercise price, they are excluded from the weighted average exercise price calculation set forth in column.The weighted average exercise price of outstanding options is $3.87 if the 1,840,784 shares exercisable under equity awards granted to the former Chief Executive Officer in March 2020, which have a weighted average exercise price of $19.61 per share as of December 31, 2022, are excluded.

(2)Includes our (i) 2021 Plan, (ii) 2021 Employee Stock Purchase Plan (“2021 ESPP”) and (iii) 2010 Plan.
(3)Includes (i) 6,693,935shares subject to outstanding awards granted under the 2021 Plan, of which 960,708 shares were subject to outstanding options and 5,733,227 shares were subject to outstanding RSU awards, (ii) 16,642,864 shares subject to outstanding options granted under the 2010 Plan. Under our 2021 ESPP, participants are permitted to purchase our common stock at a discount on certain dates through payroll deductions within a pre-determined purchase period. Accordingly, the number of shares to be issued upon exercise of outstanding rights under our 2021 ESPP as of December 31, 2022 is not determinable.
(4)As of December 31, 2022, there were13,782,026 shares of common stock available for issuance under the 2021 Plan. The number of shares reserved for issuance under our 2021 Plan increased automatically by 9,050,606 shares on January 1, 2023 and will increase automatically on the first day of January of each of 2023 through 2031 by the number of shares equal to 4% of the total issued and outstanding shares of our common stock as of the immediately preceding December 31 or a lower number approved by our Board. As of December 31, 2022, there were 5,462,756shares of common stock available for issuance under the 2021 ESPP. The number of shares reserved for issuance under our 2021 ESPP increased automatically by 2,262,651 shares on January 1, 2023 and will increase automatically on the first day of January of each of 2023 through 2031 by the number of shares equal to 1% of the total issued and outstanding shares of our common stock as of the immediately preceding December 31 or a lower number approved by our board of directors. As of December 31, 2022, no shares of common stock were available for issuance under the 2010 Plan. To the extent outstanding awards under the 2010 Plan are forfeited, lapse unexercised, or would otherwise have been returned to the share reserve under either plan, the shares of common stock subject to such awards instead will be available for future issuance as common stock under the 2021 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 24, 2023 by:
•each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;
•each of our named executive officers;
•each of our directors; and
•all of our executive officers and directors as a group.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 226,852,590 shares of common stock outstanding as of April 24, 2023. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 24 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless noted otherwise, the address of all listed stockholders is c/o Proterra Inc, 1815 Rollins Road, Burlingame, CA 94010. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise in the footnotes below, subject to community property laws where applicable.

Name of Beneficial Owner	Shares Beneficially Owned
	Number of Shares of Common Stock Beneficially Owned	Percentage Ownership of Outstanding Common Stock

5% or Greater Stockholders
Tao Pro LLC(1)	11,517,917	5.1%
BlackRock, Inc.(2)	15,159,893	6.7%
KPCB Green Growth Fund, LLC(3)	15,563,577	6.9%
The Vanguard Group (4)	18,794,569	8.3%
Franklin Resources, Inc.(5)	30,690,894	13.5%
Named Executive Officers and Directors
Gareth T. Joyce(6)	627,077	*
Karina F. Padilla(7)	38,938	*
Christopher L. Bailey(8)	84,004	*
Julian R. Soell (9)	66,441	*
JoAnn C. Covington(10)	780,668	*
John J. Allen(11)	4,351,801	1.9%
Mary Louise Krakauer(12)	18,215	*
Roger M. Nielsen(13)	15,899	*
Brook F. Porter(14)	2,865,773	1.3%
Jeannine P. Sargent(15)	285,118	*
Constance E. Skidmore(16)	284,765	*
Michael D. Smith(17)	276,480	*
Jan R. Hauser(18)	20,390	*
All current executive officers and directors as a group (12 persons)(19)	8,934,901	3.84%
*less than 1%
(1)As reported in the Schedule 13G filed with the SEC on February 10, 2023, Tao Pro LLC is the record holder of the securities reported herein for Tao Pro LLC. Isaac E. Pritzker, Lori D. Mills and James Schwaba are the managers of Tao Pro LLC and hold shared voting power of securities held by Tao Pro LLC. The address for each holder is 1 Letterman Drive, Suite C4–420, San Francisco, CA 94129.
(2)As reported in the Schedule 13G filed with the SEC on February 2, 2023, BlackRock Inc. is the beneficial owner of 15,159,893 shares of which BlackRock, Inc. has sole voting power over 14,827,289 shares and sole dispositive power over 15,159,893 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. The foregoing information is based solely on the Schedule 13G filed on February 2, 2023, which we have no reason to believe is inaccurate.
(3)As reported in the Schedule 13G filed by KPCB Green Growth Fund, LLC ("KPCB GGF"), a Delaware limited liability company, and KPCB GGF Associates, LLC ("Associates"), a Delaware limited liability company, on February 11, 2022. The shares are directly held by KPCB GGF Associates, the managing member of KPCB GGF, may be deemed to have sole power to vote and dispose of these shares. The address for each entity is c/o Kleiner Perkins Caufield & Byers, LLC, 2750 Sand Hill Road, Menlo Park, CA 94025.
(4) As reported in the Schedule 13G filed with the SEC on February 9, 2023, The Vanguard Group is the beneficial owner of 18,794,569 shares of which the Vanguard Group has shared voting power over 243,860 shares, sole dispositive power over 18,399,976 shares, and shared dispositive power over 394,593 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. The foregoing information is based solely on the Schedule 13G filed on February 9, 2023, which we have no reason to believe is inaccurate.
(5)As reported in the Schedule 13G filed with the SEC on February 1, 2023, Franklin Resources, Inc. (“FRI”) is the record holder for securities that are beneficially owned by one or more open or closed end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (each, an “Investment Management Subsidiary” and, collectively, the “Investment Management Subsidiaries”) of FRI including the Investment Management Subsidiaries listed on the Schedule 13G. Investment Management Subsidiary Franklin Advisors, Inc. holds sole power to vote or direct the vote and sole power to dispose or direct the disposition of 30,541,415 shares; Franklin Templeton Investments (Asia) Ltd holds soles voting and dispositive power over 41,478 shares; Fiduciary Trust International LLC holds sole voting and dispositive power over 5,301 shares; and Fiduciary Trust Company International holds sole voting and dispositive power over 102,700 shares. Charles B. Johnson and Rupert H. Johnson, Jr. (the “Principal Shareholders”) each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. FRI and the Principal Shareholders may be deemed to be the beneficial owners of securities held by persons and entities for whom or for which FRI subsidiaries provide investment management services. FRI, the Principal Shareholders and each of the Investment Management Subsidiaries disclaim any pecuniary interest in any of such securities. The Principal Shareholders, FRI and FRI Aggregated Affiliates, as applicable, disclaim that they are beneficial owners, as defined in Rule 13d-3 of the securities reported in the Schedule 13G. The address for FRI is One Franklin Parkway, San Mateo, CA 94403–1906. The foregoing information is based solely on the Schedule 13G filed on February 1, 2023, which we have no reason to believe is inaccurate.
(6)Represents (i) 70,605 shares of common stock held by Mr. Joyce and (ii) 556,472 shares subject to options held by Mr. Joyce to purchase common stock that are immediately exercisable or may be exercisable within 60 days of April 24, 2023.
(7)Represents (i) 22,581 shares of common stock held by Ms. Padilla and (ii) 16,357 shares subject to options held by Ms. Padilla to purchase common stock that are immediately exercisable or may be exercisable within 60 days of April 24, 2023. Ms. Padilla resigned her position as Chief Financial Officer effective on May 15, 2023, and her last day as an employee will be June 2, 2023.
(8)Represents (i) 15,062 shares of common stock held by Mr. Bailey, (ii) 7,961 shares underlying restricted stock units held by Mr. Bailey that may vest and settle within 60 days of April 24, 2023, and (iii) 60,981 shares subject to options held by Mr. Bailey to purchase common stock that are immediately exercisable or may be exercisable within 60 days of April 24, 2023.
(9)Represents (i) 53,187 shares underlying restricted stock units held by Mr. Soell that may vest and settle within 60 days of April 24, 2023, and (iii) 13,254 shares subject to options held by Mr. Soell to purchase common stock that are immediately exercisable or may be exercisable within 60 days of April 24, 2023.
(10)    Represents (i) 12,503 shares of common stock held by Ms. Covington and (ii) 768,165 shares subject to options held by Ms. Covington to purchase common stock that are immediately exercisable or may be exercisable within 60 days of April 24, 2023. As reported on the Current Report on Form 8-K on March 24, 2023, effective March 27, 2023, Ms. Covington resigned as Chief Legal Office & Head of Government Relations and Secretary. As such, all equity beneficially owned by Ms. Covington is not included in the total of shares beneficially owned by current officers and directors as a group.
(11)    Represents (i) 42,354 shares of common stock held by Mr. Allen and (ii) 4,309,447 shares subject to options held by Mr. Allen to purchase common stock that are immediately exercisable or may be exercisable within 60 days of April 24, 2023.
(12)    Represents 18,215 shares of common stock held by Ms. Krakauer.
(13)    Represents 15,899 shares of common stock held by Mr. Nielsen.
(14)     Represents (i) 42,351 shares of common stock held by Mr. Porter, (ii) 2,571,012 shares held by G2VP I, LLC, for itself and as nominee for G2VP Founders Fund I, LLC (“G2VP”), and (iii) 252,410 shares underlying options held by Mr. Porter to purchase common stock that are immediately exercisable or may be exercisable within 60 days of April 24, 2023. Mr. Porter, together with Ben Kortlang, David Mount and Daniel Oros, is a managing member of G2VP I Associates, LLC, which is the managing member of G2VP, and may be deemed to share voting and dispositive control over the shares held by G2VP. G2VP I Associates, LLC and each of its managing members disclaim beneficial ownership of these shares held by G2VP except to the extent of any pecuniary interest therein.
(15)    Represents (i) 32,708 shares of common stock held by Ms. Sargent and (ii) 252,410 shares subject to options held by Ms. Sargent that are immediately exercisable or may become exercisable within 60 days of April 24, 2023.
(16)    Represents (i) 32,355 shares of common stock held by Ms. Skidmore and (ii) 252,410 shares subject to options held by Ms. Skidmore that are immediately exercisable or may become exercisable within 60 days of April 24, 2023.
(17)    Represents (i) 24,070 shares of common stock held by Mr. Smith and (ii) 252,410 shares subject to options held by Mr. Smith to purchase common stock that are immediately exercisable or may become exercisable within 60 days of April 24, 2023.
(18)    Represents 20,390 shares of common stock held by Ms. Hauser.
(19)    Represents (i) 2,907,602 shares of common stock beneficially owned by our current executive officers and directors, (ii) 61,148 shares underlying restricted stock units held by our current executive officers and directors that may vest and settle within 60 days of April 24, 2023, and (iii) 5,966,151 shares subject to options held by our current executive officers and directors that are immediately exercisable or exercisable within 60 days of April 24, 2023. For clarity, these totals exclude all shares of common stock and shares subject to options held by Ms. Covington as described in Footnote 10.
Item 13. Certain Relationships and Related Person Transactions
RELATED PERSON TRANSACTIONS
The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described above in Item 11 concerning executive and director compensation. We also describe below certain other transactions with our directors, executive officers and stockholders.
INDEMNIFICATION AGREEMENTS
We have entered into indemnification agreements with each of our respective directors and executive officers, of the Company. The indemnification agreements and our Restated Bylaws adopted June 11, 2021, require us to indemnify our directors and officers to the fullest extent not prohibited by Delaware General Corporation Law. Subject to very limited exceptions, our Restated Bylaws also require us to advance expenses incurred by our directors and officers.

ARCLIGHT AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT
In connection with the closing of the Business Combination, we entered in the Amended and Restated Registration Rights Agreement (“Amended and Restated Registration Rights Agreement”) on June 14, 2022, with ArcLight CTC Holdings, L.P. (the “Sponsor”.) and certain other holders of common stock , pursuant to which, among other things, the ArcLight CTC Holdings, L.P. and such holders were granted certain customary registration rights, demand rights and piggyback rights with respect to their respective shares of the Company's common stock.
In particular, the Amended and Restated Registration Rights Agreement provides for the following registration rights:
•Demand registration rights. At any time after June 14, 2021, the Company will be required, upon the written request of (i) the Sponsor and certain other holders who previously held Class B ordinary shares of the Company (the “Sponsor Holders”) and (ii) the other parties thereto who hold common stock (the “New Holders”), to file a registration statement and use reasonable best efforts to effect the registration of all or part of their registrable securities. The Company is not obligated to effect any demand registration during the period starting with the date sixty (60) days prior to the Company’s good faith estimate of the date of the filing of, and ending on a date one hundred and twenty (120) days after the effective date of, a Company-initiated registration.
•Shelf registration rights. Within sixty (60) calendar days after June 14, 2021, the Company was required to file a shelf registration statement pursuant to Rule 415 of the Securities Act and use reasonable best efforts to cause such registration statement to be declared effective as promptly as reasonably practicable after the initial filing thereof, but in no event later than one hundred and twenty (120) days after June 14, 2021; provided, that the such deadline shall be extended to one hundred and eighty (180) days after June 14, 2021 if the registration statement was reviewed by, and received comments from, the SEC. At any time the Company has an effective shelf registration statement with respect to Sponsor Holders’ or New Holders’ registrable securities, a holder may make a written request to effect a public offering, including pursuant to an underwritten shelf takedown, provided that such holder (a) reasonably expects the aggregate gross proceeds in excess of $35,000,000 from such underwritten shelf takedown or (b) reasonably expects to sell all of the registrable securities held by such holder in such underwritten shelf takedown but in no event less than $10,000,000 in aggregate gross proceeds (the “Shelf Threshold”).
•Piggyback registration rights. At any time after June 14, 2021, if the Company proposes to file a registration statement to register any of its equity securities under the Securities Act or to conduct a public offering, either for its own account or for the account of any other person, subject to certain exceptions, the Sponsor Holders, the New Holders, and certain other holders of piggyback registration rights are entitled to include their registrable securities in such registration statement.
•Expenses and indemnification. All fees, costs and expenses of underwritten registrations will be borne by the Company and underwriting discounts and selling commissions will be borne by the holders of the shares being registered. The Amended and Restated Registration Rights Agreement contains customary cross-indemnification provisions, under which the Company is obligated to indemnify holders of registrable securities in the event of material misstatements or omissions in the registration statement attributable to the Company, and holders of registrable securities are obligated to indemnify the Company for material misstatements or omissions attributable to them.
•Registrable securities. Securities of the Company shall cease to be registrable securities when a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement, such securities shall have been transferred pursuant to Rule 144 or, with respect to a holder, when all such securities held by such holder could be sold without restriction on volume or manner of sale in any three-month period without registration under Rule 144 or such securities shall have ceased to be outstanding.

EARN OUT STOCK
On June 14, 2021, we consummated the transactions contemplated by the Agreement and Plan of Merger (the "Merger Agreement"), dated January 11, 2021, by and among our Company (formerly known as ArcLight Clean Transition Corp., a Cayman Islands exempted company ("ArcLight"), Legacy Proterra, and Phoenix Merger Sub, Inc., a Delaware corporation.
In connection with the Business Combination, the Merger Agreement provided that certain individuals, including some of our named executive officers and directors, who held vested Legacy Proterra stock options immediately prior to the closing of the Business Combination would receive shares of our common stock if and when certain price points were met in the future. These shares are referred to as Earnout Stock (as defined below). The period during which the issuance of Earnout Stock may occur lasts five years beginning on the date of the closing of the Business Combination (the "Earnout Period").

Specifically, the earnout provisions of the Merger Agreement provide that certain holders of Legacy Proterra common stock immediately prior to June 14, 2021, including these named executive officers and directors, are entitled to additional consideration of up to an aggregate of 22,809,500 shares of our common stock (the “Earnout Stock”), on a pro rata basis together with certain other holders, upon the occurrence of any of the following events during the Earnout Period:

(i) 21.0526% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the volume-weighted average price of our common stock is greater than or equal to $15.00 per share or there occurs any transaction resulting in a change in control with a valuation of our common stock that is greater than or equal to $15.00 per share;

(ii) an additional 26.3158% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the volume-weighted average price of our common stock is greater than or equal to $20.00 per share or there occurs any transaction resulting in a change in control with a valuation of our common stock that is greater than or equal to $20.00 per share;

(iii) an additional 26.3158% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the volume-weighted average price of our common stock is greater than or equal to $25.00 per share or there occurs any transaction resulting in a change in control with a valuation of our common stock that is greater than or equal to $25.00 per share; and

(iv) an additional 26.3158% of the Earnout Stock if over any 20 trading days within any 30 trading day period, the volume-weighted average price of our common stock is greater than or equal to $30.00 per share or there occurs any transaction resulting in a change in control with a valuation of our common stock that is greater than or equal to $30.00 per share.

The first Earnout Stock milestone point of $15.00 per share was met on July 20, 2021, and certain of our named executive officers and directors received Earnout Stock on July 21, 2021. Those same individuals will receive additional Earnout Stock if and when any one of the other Earnout Stock milestones is met. Under applicable SEC rules, shares of Earnout Stock received by the prior holders of vested options held by these individuals represent compensation to our named executive officers and directors for income tax purposes.

Policies and Procedures for Related-Person Transactions
Our Board has adopted a written related-party transactions policy that conforms with the requirements for issuers having securities listed on the Nasdaq stock exchange. Under the policy, our audit committee will serve as the approval authority for related party transactions, provided that, if the related party is, or is associated with, a member of the audit committee, our Nominating and ESG committee will serve as the approval authority for such transaction. Our legal department will compile and maintain a master list of related parties, disseminate the master list to function and department leaders, the Chief Financial Officer and individuals responsible for accounts payable and accounts receivable, and contracting personnel in the legal department. Any transaction that we intend to undertake with a related party will be submitted to the compliance officer for determination of what approvals are required under the related party transactions policy, and the compliance officer will refer to the approval authority any related party transaction he or she determines should be considered for evaluation by the approval authority consistent with the policy. If the compliance officer becomes aware of a transaction with a related party that has not been previously approved or previously ratified under the policy that required such approval, the transaction will be submitted promptly to the approval authority for review.
Director Independence
The Board periodically assesses with the recommendation of the Nominating and ESG Committee the independence of non-employee directors under the independence criteria established by the Nasdaq listing standards and applicable rules of the SEC. Nasdaq listing standards require that a majority of the members of our Board be independent, as affirmatively determined by the board of directors. Under the Nasdaq listing standards, a director will only qualify as an “independent director” if the company’s board of directors finds that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, our Board affirmatively determined that each of Ms. Krakauer, Mr. Nielsen, Mr. Porter, Ms. Hauser, Ms. Sargent, Ms. Skidmore and Mr. Smith are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. In addition, our Board has determined that each member of the Audit Committee, Compensation and Leadership Development Committee and Nominating and ESG Committee meets the applicable Nasdaq and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company.
Ms. Joan Robinson-Berry served on our Board and as a member of our Audit Committee and Nominating and ESG Committee for the year ended December 31, 2022. Ms. Robinson-Berry resigned from our Board effective March 22, 2023. During the time of her service on the Board, Ms. Robinson-Berry qualified as an independent director as defined in the Nasdaq listing standards and applicable SEC rules, and met the applicable Nasdaq and SEC rules for service on the Audit Committee and Nominating and ESG Committee.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND OTHER MATTERS

Fee Category	2022	2021
Audit Fees(1)	$2,685,000	$2,135,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$2,685,000	$2,135,000
(1)Audit fees consist of fees for the annual audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements, and $25,000 in approved expenses.
(2)Audit-related fees consist of other audit and attest services not required by statute or regulation.
(3)Tax fees consist of fees for tax-related services, including tax compliance and tax advice related to transactions.

AUDITOR INDEPENDENCE AND PRE-APPROVAL POLICIES
Under its charter, the Audit Committee pre-approves audit and non-audit services rendered by our independent registered public accounting firm, KPMG LLP. The Audit Committee has determined that the rendering of non-audit services for assurance and related services that are reasonably related to the performance of the audit services, audit-related services, tax services, and other services by KPMG LLP is compatible with maintaining their independence.
Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm, the scope of services provided by the independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm and the fees for services performed to date, in accordance with the pre-approval policy.
KPMG did not render non-audit services to the Company for the years ended December 31, 2022 or 2021.
All of the services relating to the fees described in the table above were approved by our Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements
See Index to Financial Statements under Part II, Item 8 of the Original Form 10-K.
2.Financial Statement Schedules
All financial statement schedules have been omitted because they are not required, not applicable, or the required information is otherwise included in the consolidated financial statements or the accompanying notes in the Original Form 10-K.
3.Exhibits
The exhibits listed below are filed as part of this amendment to the Original Form 10-K or are incorporated by reference as indicated.

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of January 11, 2021, by and among ArcLight Clean Transition Corp., Phoenix Merger Sub, Inc., and Proterra Inc	8-K	2.1	1/12/2021
3.1	Certificate of Incorporation of the Registrant	8-K	3.1	6/17/2021
3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Registrant	8-K	3.1.1	6/17/2021
3.2	Restated Bylaws of the Registrant	8-K	3.2	6/17/2021
4.1	Description of Registrant’s Securities	10-K	4.1	3/14/2022
4.2	Specimen Common Stock Certificate	S-3	4.2	12/23/2022
4.3	Form of Indenture	S-3	4.3	12/23/2022
4.4	Form of Warrant Agreement	S-3	4.5	12/23/2022
4.5	Form of Preferred Stock Warrant Agreement and Warrant Certificate	S-3	4.6	12/23/2022
4.6	Form of Debt Securities Warrant Agreement and Warrant Certificate	S-3	4.7	12/23/2022
10.1	Form of Registrant’s Indemnification Agreement.	S-4/A	10.1	4/7/2021
10.2+	2010 Equity Incentive Plan, as amended, and forms of equity agreements thereunder	S-4/A	10.2	4/7/2021
10.3+	Form of Severance Agreement for executive officers	S-4/A	10.3	4/7/2021
10.4**	AIR Commercial Real Estate Association Standard Industrial/Commercial Single-Tenant Lease — Net, dated April 23, 2015 and amended January 30, 2018, and further amended June 18, 2019 by and between G&T Properties and Proterra Inc	S-4/A	10.4	4/7/2021
10.5**	Amendment No. 3, dated April 25, 2022, to Lease Agreement dated April 23, 2015 and amended January 30, 2018, and further amended June 18, 2019 by and between G&T Properties and Proterra Inc	10-K	10.5	3/17/2023
10.6**	Lease Agreement, dated May 8, 2015, by and between PAC Operating Limited Partnership and Proterra Inc, as amended February 8, 2019	S-4/A	10.5	4/7/2021
10.7**	Third Amendment, dated March 22,2022, to Lease Agreement dated May 8, 2015, by and between PAC Operating Limited Partnership and Proterra Inc, as amended February 8, 2019	10-K	10.7	3/17/2023
10.8**	Fifth Amendment, dated December 24, 2022, to Lease Agreement dated May 8, 2015, by and between PAC Operating Limited Partnership and Proterra Inc, as amended February 8, 2019	10-K	10.8	3/17/2023
10.9**	Lease Agreement, dated November 13, 2021, by and between Proterra Operating Company, Inc. and Carolina CC Venture XXXVII, LLC	10-K	10.9	3/17/2023
10.10	Lease Guaranty Agreement, dated November 8, 2011, by and between Proterra, Inc. and Carolina CC Venture XXXVII, LLC	10-K	10.10	3/17/2023
10.11	Lease Agreement, dated March 21, 2018, by and between Smith Development Company, Inc. and Proterra Inc	S-4/A	10.6	4/7/2021
10.12**	Sublease Agreement, dated February 26, 2019, by and between International Transport Innovation Center and Proterra Inc	S-4/A	10.7	4/7/2021
10.13**	Amended and Restated Product Supply Agreement, dated November 3, 2017, by and between TPI Inc. and Proterra Inc as amended December 31, 2018, October 1, 2019, and May 13, 2020	S-4/A	10.8	4/7/2021
10.14**	Amendment #4, dated June 29, 2021, to Amended and Restated Product Supply Agreement, dated November 3, 2017, by and between TPI Inc. and Proterra Inc as amended December 31, 2018, October 1, 2019, and May 13, 2020	10-K	10.14	3/17/2023
10.15**	Loan, Guaranty and Security Agreement, dated May 8, 2019, by and between Bank of America, N.A. and Proterra Inc, as amended August 4, 2020	S-4/A	10.9	4/7/2021

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.16**	The Note Purchase Agreement dated August 4, 2020, by and among CSI Prodigy HoldCo L.P. and CSI Prodigy Co-Investment L.P., and Proterra Inc as amended August 31, 2020 by and among Broadscale PT Investors LP., Generation IM Climate Solutions II, L.P., QPB Holdings Ltd., Palindrome Master Fund, L.P., and Proterra Inc	S-4/A	10.10	4/7/2021
10.17	Form of Subscription Agreement	S-4/A	10.11	5/7/2021
10.18	Amended and Restated Registration Rights Agreement, dated June 14, 2021, by and among Proterra Inc, ArcLight CTC Holdings, L.P. and the other Holders party thereto	8-K	10.12	6/17/2021
10.19+	Proterra Inc 2021 Equity Incentive Plan	8-K	10.13	6/17/2021
10.20+	Form of Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.2	8/16/2021
10.21+	Form of Restricted Stock Unit Award Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.3	8/16/2021
10.22+	2022 Form of Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan	10-Q	10.1	11/03/2022
10.23+	Form of Restricted Stock Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.4	8/16/2021
10.24+	Form of Stock Appreciation Right Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.5	8/16/2021
10.25+	Form of Performance Shares Award Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.6	8/16/2021
10.26+	Form of Global Stock Option Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.7	8/16/2021
10.27+	Form of Stock Bonus Agreement under the Proterra Inc 2021 Equity Incentive Plan.	S-8	99.8	8/16/2021
10.28+	Proterra Inc 2021 Employee Stock Purchase Plan	8-K	10.14	6/17/2021
10.29+	Proterra Inc Key Employee Incentive Plan	S-1	10.15	6/29/2021
10.30	Sponsor Letter Agreement, dated as of January 11, 2021, by and among ArcLight CTC Holdings, L.P., ArcLight Clean Transition Corp. and Proterra Inc, and certain other parties thereto	S-4/A	10.17	5/7/2021
10.31	Amendment No. 1 to the Sponsor Letter Agreement, dated as of February 2, 2021, by and among ArcLight CTC Holdings, L.P., ArcLight Clean Transition Corp. and Proterra Inc	S-4/A	10.18	5/7/2021
10.32+	Executive Offer Letter of John J. Allen, dated March 29, 2021	S-4/A	10.19	4/7/2021
10.33+	Executive Offer Letter of Gareth T. Joyce, dated March 23, 2021	S-4/A	10.2	4/7/2021
10.34+	Executive Offer Letter of Gareth T. Joyce, dated December 7, 2021	10-K	10.27	3/14/2022
10.35+	Severance Agreement of Gareth T. Joyce, dated January 1, 2022	10-K	10.28	3/14/2022
10.36+*	Executive Offer Letter of Karina F. Padilla, dated December 7, 2021
10.37+	Severance Agreement of Karina F. Padilla, dated January 3, 2022	10-K	10.37	3/17/2023
10.38	Executive Offer Letter of Christopher L. Bailey, dated November 9, 2021	S-1	10.36	4/18/2022
10.39	Executive Offer Letter of JoAnn C. Covington, dated April 13, 2022	S-1	10.37	4/18/2022
10.40+	Retention Agreement of JoAnn C. Covington, dated September 15, 2021	10-K	10.34	3/14/2022
10.41+	Executive Offer Letter of Juilan R. Soell, dated August 1, 2022	10-Q	10.1	8/3/2022
10.42	Waiver Pursuant to the Note Purchase Agreement and Secured Convertible Promissory Notes, dated February 17, 2023, by and among Proterra Inc. and the Cowen Parties	8-K	10.1	2/24/2023
10.43	Limited Waiver Pursuant to Note Purchase Agreement and Secured Convertible Promissory Notes, dated March 14, 2023, by and among Proterra Operating Company Inc. and the Cowen Parties	10-K	10.43	3/17/2023
21.1	List of Subsidiaries	S-1	21.1	6/29/2021
23.1	Consent of KPMG LLP, independent registered public accounting firm for Proterra Inc	10-K	23.1	3/17/2023
24.1	Power of Attorney	10-K		3/17/2023
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	10-K	31.1	3/17/2023
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934	10-K	31.2	3/17/2023
31.3*	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.4*	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	10-K	32.1	3/17/2023
32.2#	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934	10-K	32.2	3/17/2023
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRES*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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

PROTERRA INC
(Registrant)

By:	/s/ GARETH T. JOYCE
Name:	Gareth T. Joyce
Title:	President and Chief Executive Officer
Date:	May 1, 2023