Form 10-Q
period 2023-03-31
Proterra Inc
filed 2023-05-10
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

The registrant had outstanding 226.9 million shares of common stock as of May 5, 2023.

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
•“Convertible Notes” means the Secured Convertible Promissory Notes that Legacy Proterra issued in August 2020, as amended and restated on March 31, 2023;
•“Convertible Notes Facility” means the Note Purchase Agreement and the Convertible Notes issued thereunder;
•“Domestication” means the transfer by way of continuation and deregistration of ArcLight from the Cayman Islands and the continuation and domestication of ArcLight as a corporation incorporated in the State of Delaware;
•“initial public offering” means ArcLight’s initial public offering that was consummated on September 25, 2020;
•“Legacy Proterra” means Proterra Inc (now known as Proterra Operating Company, Inc.), a Delaware corporation, prior to the consummation of the Business Combination;
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
•“Note Purchase Agreement” means the Note Purchase Agreement, dated as of August 4, 2020, by and among Legacy Proterra, the investors from time to time party thereto, the guarantors from time to time party thereto and CSI GP I LLC, as collateral agent, as amended on August 31, 2020 and further amended on March 31, 2023;
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
•“Proterra OpCo” means Proterra Operating Company, Inc. (formerly known as Proterra Inc prior to the consummation of the Business Combination);
•“public warrants” means the 13,874,994 redeemable warrants to purchase common stock outstanding as of September 30, 2021 that were issued by ArcLight in its initial public offering; on October 29 2021, we redeemed the remaining outstanding public warrants that had not previously been exercised at a redemption price of $0.10 per public warrant;
•“Senior Credit Facility” means the Loan, Guaranty and Security Agreement dated as of May 8, 2019, by and among Legacy Proterra, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent, as amended on August 4, 2020, June 16, 2021, and April 3, 2023;
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

Forward-Looking Statements
This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “objectives”, “goals”, “aims”, “continue”, “predict”, “would”, “could’, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report may include, for example, statements about:
•our financial and business performance, including business metrics and our ability to comply with terms governing the Convertible Notes Facility and the Senior Credit Facility;
•our ability to continue as a going concern;
•the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements;
•availability of additional capital to support business growth and our ability to maintain adequate operational and financial resources and generate sufficient cash flows, including our ability to service our debt obligations under the Senior Credit Facility and Convertible Notes Facility;
•our exploration of potential options for raising additional funds through potential alternatives, which may include, among other things, the issuance of equity, equity-linked, and/or debt securities, debt financings, or other capital sources and/or strategic transactions, and our ability to secure additional financing or execute any transaction on a timely basis, on acceptable terms or at all;
•our ability to maintain the listing of our common stock on the Nasdaq Global Select Market (“Nasdaq”), and the potential liquidity and trading of our common stock;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•regulations that we are subject to, the impact of unfavorable changes to such regulations, or our ability to comply with such regulations;
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
•our expectations with respect to tax treatment, including with respect to tax incentives and credits;
•cyber-attacks and security vulnerabilities; and
•the continuing impacts of the macroeconomic conditions, such as rising inflation and interest rates, uncertain credit and global financial markets, including recent and potential bank failures, and supply chain disruptions, and geopolitical events, such as the conflict between Russia and Ukraine and related sanctions, on the foregoing.
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

Summary of Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the following summary of risks does not contain all of the information that may be important to you, and you should read the summary of risks together with the more detailed discussion of risks set forth in Part II, Item 1A under the heading “Risk Factors,” and elsewhere in this Quarterly Report. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•There is substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of this Quarterly Report on Form 10-Q, and our independent registered public accounting firm's audit report included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, indicating the possibility we may not be able to operate in the future.
•The Senior Credit Facility and the Convertible Notes Facility contain obligations and covenants that have and may in the future restrict and impact our business and financing activities. We have in the past obtained waivers of certain covenants contained in the Senior Credit Facility and the Convertible Notes Facility. If we are not able to comply with or obtain further waivers for our covenants contained in the Senior Credit Facility and the Convertible Notes Facility, we would be in default under one or both of the Senior Credit Facility and the Convertible Notes Facility, which may have an immediate adverse effect on our business.
•We will require additional capital to support our business activities and business growth and to comply with the covenants in the Convertible Notes Facility and the Senior Credit Facility, which may be dilutive to our stockholders, and such capital might not be available on a timely basis, or on terms acceptable to us, if at all.
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
•Our operating results have and may fluctuate from quarter to quarter, which makes our future results difficult to predict.
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
•We have been and may continue to be impacted by macroeconomic conditions such as the rising inflation and interest rates, uncertain credit and global financial markets, including the recent and potential bank failures, and supply chain disruption and geopolitical events, such as the conflict between Russia and Ukraine and related sanctions.
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
•Our revenue has in the past depended, and will likely continue to depend, on a small number of customers that fluctuate from year to year, and failure to add new customers or expand sales to our existing customers could have an adverse effect on our operating results for a particular period.
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

Part I. Financial Information
Item 1. Financial Statements
PROTERRA INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	*
Assets:
Cash and cash equivalents	$167,905	$73,695
Accounts receivable, net	98,715	130,337
Short-term investments	128,341	224,359
Inventory	205,489	169,567
Prepaid expenses and other current assets	37,897	50,893
Deferred cost of goods sold	3,456	4,304
Restricted cash, current	12,565	12,565
Total current assets	654,368	665,720
Property, plant, and equipment, net	110,425	107,552
Operating lease right-of-use assets	18,661	20,274
Long-term inventory prepayment	10,000	10,000
Other assets	37,261	36,913
Total assets	$830,715	$840,459
Liabilities and Stockholders’ Equity:
Accounts payable	$92,158	$57,822
Accrued liabilities	25,262	33,551
Deferred revenue, current	35,401	30,017
Operating lease liabilities, current	5,998	6,876
Debt, current	177,735	122,692
Derivative liability	135,678	—
Total current liabilities	472,232	250,958
Deferred revenue, non-current	49,994	37,381
Operating lease liabilities, non-current	17,241	18,098
Other long-term liabilities	20,532	17,164
Total liabilities	559,999	323,601
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000 shares authorized and 226,853 shares issued and outstanding as of March 31, 2023 (unaudited); 500,000 shares authorized and 226,265 shares issued and outstanding as of December 31, 2022	22	22
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of March 31, 2023 (unaudited); 10,000 shares authorized, zero shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	1,610,783	1,613,556
Accumulated deficit	(1,340,152)	(1,096,175)
Accumulated other comprehensive loss	63	(545)
Total stockholders’ equity	270,716	516,858
Total liabilities and stockholders’ equity	$830,715	$840,459
*: Derived from audited Consolidated Financial Statements.
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Product revenue	$69,996	$54,171
Parts and other service revenue	9,533	4,410
Total revenue	79,529	58,581
Product cost of goods sold	79,051	57,226
Parts and other service cost of goods sold	7,036	4,358
Total cost of goods sold	86,087	61,584
Gross loss	(6,558)	(3,003)
Research and development	18,524	11,802
Selling, general and administrative	35,886	28,387
Total operating expenses	54,410	40,189
Loss from operations	(60,968)	(43,192)
Interest expense, net	7,254	6,879
Loss on debt extinguishment	177,939	—
Other expense (income), net	(2,184)	7
Loss before income taxes	(243,977)	(50,078)
Provision for income taxes	—	—
Net loss	$(243,977)	$(50,078)
Net loss per share of common stock:
Basic	$(1.08)	$(0.23)
Diluted	$(1.08)	$(0.43)
Weighted average shares used in per share computation:
Basic	226,410	222,276
Diluted	226,410	247,131
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(243,977)	$(50,078)
Other comprehensive income (loss), net of taxes:
Available-for-sales securities:
Unrealized gain (loss) on available-for-sale securities	608	(1,641)
Other comprehensive income (loss), net of taxes	608	(1,641)
Total comprehensive loss, net of taxes	$(243,369)	$(51,719)
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2023	Shares	Amount
Balance, December 31, 2022	226,265	$22	$1,613,556	$(1,096,175)	$(545)	$516,858
Issuance of stock upon exercise of options and RSU release	588	—	113	—	—	113
Stock-based compensation	—	—	4,314	—	—	4,314
Debt extinguishment fair value adjustment	—	—	(7,200)	—	—	(7,200)
Net loss	—	—	—	(243,977)	—	(243,977)
Other comprehensive income, net of taxes	—	—	—	—	608	608
Balance, March 31, 2023	226,853	$22	$1,610,783	$(1,340,152)	$63	$270,716

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Three Months Ended March 31, 2022	Shares	Amount
Balance, December 31, 2021	221,960	$22	$1,578,943	$(858,225)	$(588)	$720,152
Issuance of stock upon exercise of options and RSU release	743	—	1,833	—	—	1,833
Stock-based compensation	—	—	4,642	—	—	4,642
Net loss	—	—	—	(50,078)	—	(50,078)
Other comprehensive loss, net of taxes	—	—	—	—	(1,641)	(1,641)
Balance, March 31, 2022	222,703	$22	$1,585,418	$(908,303)	$(2,229)	$674,908
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(243,977)	$(50,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,717	3,381
Stock-based compensation	4,314	4,642
Amortization of debt discount and issuance costs	3,854	3,337
Accretion of debt PIK interest	1,895	1,812
Loss on debt extinguishment	177,939	—
Others	(1,101)	494
Changes in operating assets and liabilities:
Accounts receivable	31,622	3,287
Inventory	(35,922)	(13,830)
Prepaid expenses and other current assets	12,996	333
Deferred cost of goods sold	849	(824)
Operating lease right-of-use assets and liabilities	(123)	4
Other assets	(367)	309
Accounts payable and accrued liabilities	29,501	(3,485)
Deferred revenue, current and non-current	17,997	(1,664)
Other non-current liabilities	2,913	134
Net cash provided by (used in) operating activities	7,107	(52,148)
Cash flows from investing activities:
Purchase of investments	(76,121)	(202,479)
Proceeds from maturities of investments	174,000	140,000
Purchase of property and equipment	(8,451)	(9,173)
Net cash provided by (used in) investing activities	89,428	(71,652)
Cash flows from financing activities:
Proceeds from (repayment of) government grants	—	(700)
Proceeds from exercise of stock options	113	1,833
Other financing activities	(2,438)	(8)
Net cash provided by (used in) financing activities	(2,325)	1,125
Net increase (decrease) in cash and cash equivalents, and restricted cash	94,210	(122,675)
Cash and cash equivalents, and restricted cash at the beginning of period	86,260	182,604
Cash and cash equivalents, and restricted cash at the end of period	$180,470	$59,929
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,164	$2,094
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Assets acquired through accounts payable and accrued liabilities	$2,704	$7,087
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies
Organization and Description of Business
Proterra Inc (“Proterra” or the “Company") is a leading developer and producer of zero-emission electric vehicle and EV technology solutions for commercial application. Proterra designs, develops, manufactures, and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities, and other commercial transit fleets. It also designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions for global commercial vehicle manufacturers. Additionally, Proterra provides fleet-scale, high-power charging solutions for its customers. Proterra is headquartered in Burlingame, California, and has manufacturing and product development facilities in Burlingame and City of Industry, California, and Greenville and Greer, South Carolina.
Proterra Operating Company, Inc. (“Proterra OpCo” and formerly known as Proterra Inc prior to the consummation of the Business Combination (“Legacy Proterra”)) was originally formed in June 2004 as a Colorado limited liability company and converted to a Delaware corporation in February 2010. On June 14, 2021, Legacy Proterra consummated the transactions contemplated by the Merger Agreement, by and among ArcLight Clean Transition Corp. (“ArcLight”), (and, after the Domestication, Proterra), Phoenix Merger Sub, and Legacy Proterra, whereby Phoenix Merger Sub merged with and into Legacy Proterra, and Legacy Proterra being the surviving corporation and a wholly owned subsidiary of Proterra. Legacy Proterra changed its name to “Proterra Operating Company, Inc.” and continues as a Delaware Corporation. Unless otherwise specified or unless the context otherwise requires, references in these notes to the “Company,” “we,” “us,” or “our” refer to Legacy Proterra prior to the Business Combination and to Proterra following the Business Combination.
The Company has incurred net losses and negative cash flows from operations since inception. As of March 31, 2023, the Company has an accumulated deficit of $1.3 billion, and cash and cash equivalents and short-term investments of $296.2 million. The Company has funded operations primarily through a combination of equity and debt financing.
There was no outstanding balance under the Senior Credit Facility as of March 31, 2023. There was an aggregate of $20.1 million of letters of credit outstanding under the Senior Credit Facility as of March 31, 2023. As of March 31, 2023, the outstanding balance of the Convertible Notes Facility was $172.9 million inclusive of PIK interest of $19.4 million. As of March 31, 2023, the Company had $296.2 million of cash and cash equivalents and short-term investments.
The audit report included in the Annual Report on Form 10-K (the “2022 Financials”) contained a going concern qualification, which is an event of default under both the Senior Credit Facility and the Convertible Notes Facility. On March 14, 2023, the Company obtained a limited advance waiver from the holders of the Convertible Notes with respect to the Going Concern Covenant until March 31, 2023. On March 31, 2023, the Company received a waiver for the Senior Credit Facility to consent to the delivery of the 2022 Financials with a going concern qualification and waived the cross default of the corresponding covenant under the Convertible Notes Facility in connection with the 2022 Financials. As a result, the Company was in compliance with the covenants contained in the Senior Credit Facility and Convertible Notes Facility as of March 31, 2023.
On March 31, 2023, the Company also entered into an amendment to the Convertible Notes Facility, which provides a waiver of the Minimum Liquidity Covenant (as defined below) through May 31, 2024, requiring a minimum Liquidity (as defined in the Note Purchase Agreement) of $125.0 million as of the last day of each quarter from March 31, 2023 through and including May 31, 2024, and a waiver of the requirement that the financial statements delivered by the Company be certified by the Company’s auditor without qualification (or similar notation) as to going concern for the Company’s consolidated financial statements for fiscal years 2022 and 2023. After May 31, 2024, the Convertible Notes Facility requires the Company to maintain Liquidity at each quarter end (“Minimum Liquidity Covenant”) of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn (as defined in the Note Purchase Agreement) for the three-month period then ended. See Note 4, Debt, for details of the Convertible Notes Facility.
The amendment to the Convertible Notes Facility is considered an extinguishment of the existing debt, and the issuance of new debt upon the effectiveness of the amendment to the Convertible Notes Facility on March 31,

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2023. The extinguishment and issuance of new debt in connection with the Convertible Notes Facility resulted in a $177.9 million loss on debt extinguishment recorded in the Company’s condensed consolidated statements of operations. The embedded features in the Convertible Notes were bifurcated and accounted for as a derivative liability separately from the host debt instrument. As of March 31, 2023, the fair value of derivative liability of $135.7 million was recorded as debt discount on the Company’s condensed consolidated balance sheets, which will be amortized during the term of the Convertible Notes to interest expense using the effective-interest method.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet our future obligations as they become due within one year of the financial statements being issued in this Quarterly Report on Form 10-Q.
The Company’s potential inability to maintain the Liquidity requirement under the Convertible Notes Facility and any resulting potential events of default under the Convertible Notes Facility and the Senior Credit Facility when coupled with the following conditions: the Company’s available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance future operations, causes substantial doubt about the Company’s ability to continue as a going concern to exist.
The Company is currently executing on various strategies designed to improve liquidity and cash generated from operations. The Company is undertaking expense reduction and cash savings initiatives that include streamlining facilities, initiating working capital initiatives, and reducing overall selling, general and administrative expenses that include a workforce reduction announced in January 2023, and the planned closure of the City of Industry facility by December 31, 2023 to improve operational efficiency. The Company is exploring potential options for raising additional funds through potential alternatives, which may include, among other things, the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, we have not yet secured additional financing and may not be successful in securing additional financing or executing a transaction on a timely basis, on acceptable terms or at all.
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and the related notes incorporated by reference in the Company’s Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 17, 2023 and amended on May 1, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2022 and 2021 was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2023 and the results of operations and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Annual Report, except for the accounting policies related to the Convertible Notes and derivative liabilities described in Note 4, Debt, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Segments
The Company operates in the United States and has sales to the European Union, Canada, United Kingdom, Australia, Japan and Türkiye. Revenue disaggregated by geography, based on the addresses of the Company’s customers, consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$65,424	$51,967
Rest of World	14,105	6,614
	$79,529	$58,581
The Company’s chief operating decision maker is its Chief Executive Officer (CEO) who reviews financial information presented on a consolidated basis for purposes of making decision on allocating resources and assessing financial performance. Accordingly, the Company has determined that it has a single reportable segment.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of March 31, 2023 and December 31, 2022.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at one financial institution as of March 31, 2023, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accounts receivable are typically unsecured and are generally derived from revenue earned from transit agencies, universities and airports in North America and global commercial vehicle manufacturers in North America, the European Union, the United Kingdom, Australia, Japan and Türkiye. The Company periodically evaluates the collectability of its accounts receivable and provides an allowance for potential credit losses as necessary.
Given the large order value for customers and the relatively low number of customers, revenue and accounts receivable have typically been concentrated with a limited number of customers.

	Revenue		Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
Number of customers accounted for 10% or more	3	2	4	2
Total % for customers accounted for 10% or more	34%	40%	49%	48%
Single source suppliers provide the Company with a number of components that are required for manufacturing of its current products. For example, we sole source our composite bus bodies from TPI Composites Inc. In other instances, although there may be multiple suppliers available, many of the components are purchased from one single source. If these single source suppliers fail to meet the Company’s requirements on a timely basis at competitive prices or are unable to provide components for any reason, the Company could suffer manufacturing delays, a possible loss of revenue, or incur higher cost of sales, any of which could adversely impact the Company’s operating results.
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
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. No impairment charge was recognized in the three months ended March 31, 2023 and 2022, respectively.
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
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2022	$67,398
Revenue recognized from beginning balance during the three months ended March 31, 2023	(6,815)
Deferred revenue added during the three months ended March 31, 2023	24,812
Deferred revenue as of March 31, 2023	$85,395

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The current portion of deferred revenue represents the amount that is expected to be recognized as revenue within one year from the balance sheet date.
Revenue Recognition
The Company derives revenue primarily from the sale of vehicles and charging systems, the installation of charging systems, the sale of battery systems and powertrain components to other vehicle manufacturers, as well as the sale of spare parts and other services provided to customers. Product revenue consists of revenue earned from vehicles and charging systems, battery systems and powertrain components, installation of charging systems, and revenue from leased vehicles, charging systems, and batteries under operating leases. Leasing revenue recognized over time was approximately $0.3 million and $0.3 million in the three months ended March 31, 2023 and 2022, respectively. Parts and other service revenue includes revenue earned from spare parts, the design and development of battery systems and powertrain systems for other vehicle manufacturers, and extended warranties.
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
Revenue derived from performance obligations satisfied over time from charging systems and installation was $1.2 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. Extended warranty revenue was $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, the contract assets balance was $13.0 million and $26.1 million, respectively, and are recorded in the prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are expected to be billed within the next twelve months.
As of March 31, 2023, the amount of remaining performance obligations that have not been recognized as revenue was $472.9 million, of which 68% were expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
Our business has the following commercial offerings each addressing a critical component of commercial vehicle electrification.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
software services, ranging from fleet and energy management software-as-a-service, to fleet planning, hardware, infrastructure, installation, utility engagement, and charging optimization.
Revenue of these commercial offerings are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Proterra Transit	$44,862	$35,381
Proterra Powered & Energy	34,667	23,200
Total	$79,529	$58,581
Product Warranties
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

Three Months Ended March 31, 2023
Warranty reserve - beginning of period	$25,513
Warranty costs incurred	(868)
Net changes in liability for pre-existing warranties, including expirations	—
Provision for warranty	3,604
Warranty reserve - end of period	$28,249
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to the Company.
2.    Fair Value of Financial Instruments
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial assets and liabilities measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

	Pricing Category	Fair Value at
		March 31, 2023	December 31, 2022
Assets:
Cash equivalents and marketable securities:
Money market funds	Level 1	$57,325	$14,941
U.S. Treasury securities	Level 1	74,689	—
Short-term investments:
U.S. Treasury securities	Level 1	128,341	224,359
Total		$260,355	$239,300

Liabilities:
Other non-current liabilities
Derivative liability	Level 3	$135,678	$—
Total		$135,678	$—
The Company’s short-term investments were comprised of U.S. Treasury securities, and classified as available-for-sale at the time of purchase because it is intended that these investments are available for current operations. Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in accumulated other comprehensive loss. The ultimate value realized on these securities is subject to market price volatility until they are sold. Realized gains or losses from short-term investments are recorded in other expense (income), net.
As of March 31, 2023, the Company has $26.6 million of long-term investments recorded in other assets in the condensed consolidated balance sheets, comprised of minority ownership of equity investments in privately held entities. The long-term investment balances include $25.0 million strategic equity investment made in the third quarter of 2022 in an entity that the Company expects to produce lithium iron phosphate (LFP) battery cells in the United States in the coming years which is expected to provide the Company with development opportunities for battery packs with another cell chemistry to address additional segments of the commercial vehicle market. These investments do not have a readily determinable fair value and are accounted for under a measurement alternative at cost, less impairment, adjusted for observable price changes. No impairment charges or observable price changes were recognized in the three months ended March 31, 2023 and 2022. There are no unrealized gains or losses associated with these investments as of March 31, 2023.
The following is a summary of cash equivalents and marketable securities as of March 31, 2023 (in thousands):

	Amortized Cost	Unrealized Gain	Estimated Fair Value
Cash equivalents:
Money market funds	$57,325	$—	$57,325
U.S. Treasury securities	74,689	—	74,689
Short-term investments:
U.S. Treasury securities	128,278	63	128,341
Total	$260,292	$63	$260,355
As of March 31, 2023, the contractual maturities of the short-term investments were less than one year.

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
The fair value of derivative liability under the Convertible Notes was measured as the difference between the estimated value of the Convertible Notes with and without the embedded conversion features. See Note 4, Debt, for additional information on the Convertible Notes Facility. The valuation of the Convertible Notes with the embedded conversion features was measured utilizing a Monte Carlo simulation pricing model and the valuation of the Convertible Notes without the embedded conversion features was measured utilizing a discounted cash flow model based on certain significant inputs not observable in the market, and thus represents a level 3 measure. The key inputs to the valuation models include equity volatility, likelihood and expected term until a liquidity event, risk-free interest rate and estimated yield for the Convertible Notes.
3.    Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$35,891	$58,754
Cash equivalents	132,014	14,941
Total cash and cash equivalents	$167,905	$73,695
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

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$167,905	$73,695
Restricted cash, current portion	12,565	12,565
Total cash and cash equivalents, and restricted cash	$180,470	$86,260
Inventories consisted of the following (in thousands):

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2023	December 31, 2022
Raw materials	$163,327	$127,199
Work in progress	22,419	21,153
Finished goods	11,123	13,518
Service parts	8,620	7,697
Total inventories	$205,489	$169,567
The write-down of excess or obsolete inventories to cost of goods sold were immaterial for the three months ended March 31, 2023 and 2022, respectively.
Property, plant, and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer hardware	$6,020	$5,465
Computer software	12,813	11,012
Internally used vehicles and charging systems	15,177	15,177
Leased vehicles and batteries	5,142	5,142
Leasehold improvements	30,883	10,716
Machinery and equipment	54,195	28,942
Office furniture and equipment	3,282	2,523
Tooling	23,971	22,430
Finance lease right-of-use assets	878	179
Construction in progress	29,209	72,505
	181,570	174,091
Less: Accumulated depreciation and amortization	(71,145)	(66,539)
Total	$110,425	$107,552
Construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date, and mainly related to the equipment and facility build out at the battery manufacturing facility (Powered 1) in Greer, South Carolina.
For the three months ended March 31, 2023 and 2022, depreciation and amortization expense were $4.7 million and $3.4 million, respectively.
Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and related expenses	$6,493	$8,647
Accrued sales and use tax	1,284	1,784
Warranty reserve	8,229	8,406
Accrued supplier liability	4,059	7,699
Insurance related	1,764	4,445
Other accrued expenses	3,433	2,570
Total	$25,262	$33,551

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Warranty reserve	$20,020	$17,107
Finance lease liabilities, non-current	512	57
Total	$20,532	$17,164
4.    Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior Credit Facility	$—	$—
Convertible Notes Facility	177,735	122,692
Total debt	$177,735	$122,692
Less debt, current	177,735	122,692
Debt, non-current	$—	$—
Senior Credit Facility
In May 2019, the Company entered into a Loan, Guaranty and Security Agreement for a senior secured asset-based lending facility (the “Senior Credit Facility”) with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 9, 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentage of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The Senior Credit Facility includes a $25.0 million letter of credit sub-line as of March 31, 2023. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
The Senior Credit Facility is secured by a security interest in substantially all of the Company’s assets except for intellectual property and certain other excluded assets.
Borrowings under the Senior Credit Facility bore interest at per annum rates equal to, at the Company’s option, either (i) the base rate plus an applicable margin for base rate loan, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loan. The base rate is calculated as the greater of (a) the Lender prime rate, (b) the federal funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid linked to quarterly average excess availability (as a percentage of borrowing capacity). For base rate loans, the applicable margin ranges from 0.0% to 1.5%, and for LIBOR loans, it ranges from 1.5% to 3.0%. The Senior Credit Facility contains certain customary non-financial covenants. In addition, the Senior Credit Facility requires the Company to maintain a fixed charge coverage ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On April 3, 2023, the Company entered into the Third Amendment to the Senior Credit Facility to replace the references of LIBOR in the loan document with Term SOFR, a rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York as disclosed in Note 11, Subsequent Events.
There was no outstanding balance for borrowings under the Senior Credit Facility as of March 31, 2023 and December 31, 2022. There was an aggregate of $20.1 million in letters of credit outstanding under the Senior Credit Facility as of March 31, 2023.
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
Convertible Notes Facility
In August 2020, Legacy Proterra issued $200.0 million aggregate principal of Convertible Notes with an initial maturity date on August 4, 2025. The Convertible Notes had a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind (“PIK”) interest of 4.5% per annum payable by increasing the principal balance at each quarter end.
Each of the Convertible Notes shall rank equally without preference or priority of any kind over one another, but senior in all rights, privileges and preferences to all other shares of the Company’s capital stock and all other securities of the Company that are convertible into or exercisable for the Company’s capital stock directly or indirectly. The Convertible Notes are secured by substantially all of the assets of Legacy Proterra, including its intellectual property.
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
The Note Purchase Agreement contains certain customary non-financial covenants. In addition, the Note Purchase Agreement requires the Company to maintain liquidity at quarter end (“Minimum Liquidity Covenant”) of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn for the three-month period then ended. See below for details regarding modifications to the Minimum Liquidity Covenant.
In connection with the issuance of the Convertible Notes, the Company issued warrants to the holders of Convertible Notes to purchase 4.6 million shares of Company capital stock at an exercise price of $0.02 per share. The warrants were freestanding financial instruments and, prior to the Closing, were classified as a liability due to the possibility that they could become exercisable into Legacy Proterra convertible preferred stock. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is Proterra common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity. The warrant liability of $29.0 million was initially measured

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
at fair value on its issuance date and recorded as a debt discount and amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The warrant liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon any exercise of the warrants to common stock, the carrying amount of the warrant liability was reclassified to stockholders’ equity. In the fourth quarter of 2021, all remaining outstanding warrants were exercised.
Prior to the Closing, the embedded features of the Convertible Notes were composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of Company stock. These conversion options were bifurcated and accounted for separately from the host debt instrument. The derivative liability of $68.5 million was initially measured at fair value on the issuance date of the Convertible Notes and recorded as debt discount and was amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The derivative liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes no longer qualified for derivative accounting since the conversion price became fixed. The carrying amount of the embedded derivative, the fair value as of the Closing Date, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
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
The outstanding Convertible Notes including accrued interest will be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the volume-weighted average price (“VWAP”) of the common stock exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022.
The amortization expense of debt discount and issuance costs were $3.8 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.
The Company was not in compliance with the Minimum Liquidity Covenant of the Convertible Notes Facility as of December 31, 2022. The Company received a waiver of the Liquidity (as defined therein) requirement in February 2023 which provided for retroactive effect, so that no such event of default occurred in the year ended December 31, 2022.
The audit report included in the Annual Report on Form 10-K (the “2022 Financials”) contained a going concern qualification. The Company’s inability to deliver audited financial statements certified by the Company’s independent registered public accounting firm without qualification (or similar notation) as to going concern is an event of default under both the Senior Credit Facility and the Convertible Notes Facility. On March 14, 2023, the Company obtained a limited advance waiver from the holders of the Convertible Notes with respect to the Going Concern Covenant until March 31, 2023. On March 31, 2023, the Company received a waiver for the Senior Credit Facility to consent to the delivery of the 2022 Financials with a going concern qualification and waived the cross default of the corresponding covenant under the Convertible Notes Facility in connection with the 2022 Financials.
As a result, the Company was in compliance with the covenants contained in the Senior Credit Facility and Convertible Facility as of March 31, 2023.
Amendment to the Convertible Notes Facility
On March 31, 2023, the Company entered into an amendment to the Convertible Notes Facility, which includes amendments to the interest rate, maturity date, mandatory and optional conversion rights, limitations on

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the issuance of shares of the Company’s common stock upon conversion and the Company’s obligation to seek stockholder approvals as described below, minimum liquidity requirements and certain other covenants described in further detail below.
Following such amendment on March 31, 2023, the Convertible Notes Facility provides for (i) a waiver of the Minimum Liquidity Covenant through May 31, 2024, requiring instead a minimum Liquidity of $125.0 million as of the last day of each quarter from March 31, 2023 through and including May 31, 2024, and (ii) a waiver of the requirement that the Company’s financial statements be certified by the Company’s auditor without qualification (or similar notation) as to going concern for the Company’s consolidated financial statements for fiscal years 2022 and 2023. After May 31, 2024, the Convertible Notes Facility requires the Company to maintain Liquidity at each quarter end of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn for the three-month period then ended. In addition, the Convertible Notes Facility contains an additional holding company covenant limiting the Company’s ability to engage in business, operations and activities other than as set forth in the Convertible Notes Facility.
The Convertible Notes Facility extends the maturity date of the Convertible Notes to August 4, 2028, except with respect to $3.5 million original principal amount. The annual interest rate was increased to 12.0% per annum, consisting of 5.0% in cash and 7.0% PIK interest with the PIK default rate proportionally increased to 9.0%. The increased PIK interest on the Convertible Notes is to be accrued from March 17, 2023.
Following the amendment on March 31, 2023, the Convertible Notes Facility amended the mandatory conversion provision in the existing Convertible Notes to provide for mandatory conversion only on or after March 31, 2024, if the daily VWAP of the Company’s common stock equals or exceeds (a) $15.00 after March 31, 2024 to but not including March 31, 2025, or (b) $12.00 after March 31, 2025, in each case, over a period of 20 consecutive trading days and providing that if the mandatory conversion trigger is met, to convert at a conversion price equal to (i) $4.00 until 1/3 of the aggregate balance of such Convertible Note (including all PIK interest and cash interest accrued but not paid) is converted, (ii) thereafter, $5.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, and (iii) thereafter, $6.00. The conversion prices will be equitably adjusted to reflect any stock dividends, stock splits, reverse stock splits, recapitalizations or other similar events.
In addition, following the amendment on March 31, 2023, under the terms of the Convertible Notes Facility, holders of the Convertible Notes shall have an additional option, at any time on or after March 31, 2024 until maturity of the Convertible Notes, to convert at a conversion price equal to (i) $4.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, (ii) thereafter, $5.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, and (iii) thereafter, $6.00, which conversion right shall be exercisable in whole or in part from time to time; provided, however, that if the Company consummates a Qualified Financing (as defined below), the holder, at its option, at any time or from time to time on or after March 31, 2024, may convert its Convertible Notes at a conversion price equal to 75% of the lowest per share cash purchase price of the common stock or preferred stock sold by Proterra in any Qualified Financing, subject to a $1.016 floor conversion price. “Qualified Financing” means, as of any date of determination, a bona fide equity financing, if any, on or after March 31, 2023, in which the Company or Proterra OpCo sells equity or equity-linked securities in a capital-raising transaction (which may include a public offering of the Company’s equity securities).
Subject to certain exceptions, the Convertible Notes also restrict the Company’s ability to, among other things: dispose of or sell the Company’s assets; make material changes in the Company’s business or management, or accounting and reporting practices; acquire, consolidate, or merge with other entities; incur additional indebtedness; create liens on the Company’s assets; pay dividends; make investments; enter transactions with affiliates; and pre-pay other indebtedness.
The Convertible Notes also contain customary events of default, including, among others, the failure to make any payment of principal (or any other payment) when due under the Convertible Notes within five business days of the applicable due date, the breach of the Minimum Liquidity Covenant or any of the negative covenants, and the commencement of an insolvency proceeding. A default under the Company’s Convertible Notes would result in a cross-default under the Senior Credit Facility.
The Convertible Notes Facility provides that no “person” or “group” (within the meaning of Section 13(d) of the Exchange Act) will be entitled to receive any of the Company’s common stock otherwise deliverable upon

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
conversion of the Convertible Notes to the extent that such receipt would cause such person or group to become, directly or indirectly, a “beneficial owner” as defined in Rule 13d-3 under the Exchange Act of more than 40% of the Company’s common stock outstanding at such time (the “Beneficial Ownership Limitation”), and no conversion of the Convertible Notes shall take place to the extent (but only to the extent) that such receipt (or conversion) would cause any Note holder or its affiliates to beneficially own shares of the Company’s common stock in excess of the Beneficial Ownership Limitation.
The Convertible Notes Facility also provides for certain limitations on the conversion rights of the holders of the Convertible Notes, including caps on the number of shares of common stock deliverable upon conversion subject to obtaining stockholder approval, as described below. The Company has agreed to use its best efforts to obtain stockholder approval of (i) the issuance of more than 19.99% of the Company’s outstanding common stock in accordance with Nasdaq listing standards (the “Nasdaq Proposal”) and (ii) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock.
Prior to the receipt of stockholder approval of the Nasdaq Proposal, the maximum number of shares of common stock that may be issued upon conversions of the Convertible Notes will be 45,257,360 shares. If stockholder approval of the Nasdaq Proposal is obtained, until and unless the Company receives stockholder approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock, the maximum number of shares of common stock that may be issued upon conversions of the Convertible Notes will be 177,782,000 shares. If the Company receives both stockholder approvals, the number of shares of the Company’s common stock that may be issued upon conversion of the Convertible Notes will be limited by the number of authorized and available shares, subject to the Beneficial Ownership Limitation described above.
The Company is obligated to use best efforts to seek the above stockholder approvals as promptly as practicable and no later than the Company’s 2023 annual meeting of stockholders; provided that if such stockholder approvals are not received at the Company’s 2023 annual meeting of stockholders, the Company is obligated to call a special meeting of stockholders every 6 months until such stockholder approvals are received.
For any additional shares exceeding the 45,257,360 or 177,782,000 share limits set forth above, the Convertible Notes holders have the right to elect either (x) to rescind the conversion with respect to (and only with respect to) the portion of the balance of the Convertible Notes that relates to the number of shares of the Company’s common stock exceeding the applicable limitations (the “Excess Shares”), or (y) for the Company to pay to such Convertible Note holder an amount equal to the product of (A) the number of Excess Shares, multiplied by (B) the simple average of the daily VWAP of the common stock for the 20 consecutive trading days ending on and including the trading day immediately preceding the applicable conversion date.
Immediately prior to the amendment to the Convertible Notes Facility, the Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal	$153,500	$153,500
PIK interest	19,196	17,301
Total principal	172,696	170,801
Less debt discount and issuance costs	(44,275)	(48,109)
Total Convertible Notes	$128,421	$122,692
In accordance with ASC Topic No. 470-50, Debt – Modifications and Extinguishments, the amendment to the Convertible Notes Facility on March 31, 2023 was determined to be an extinguishment of the existing debt and an issuance of new debt upon the effectiveness of the amendment to the Convertible Notes Facility on March 31, 2023. The new debt is initially recorded at its fair value of $313.4 million, and a loss on debt extinguishment is calculated as the difference between the fair value of the new debt, the net carrying amount of the old debt, and other adjustments required under US GAAP. The Company recorded a loss on debt extinguishment of $177.9 million in the condensed consolidated statements of operations and the $7.2 million fair value of the mandatory conversion feature under the Convertible Notes immediately prior to the amendment to the Convertible

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes Facility were recorded to offset stockholders’ equity in accordance with Topic 815, Derivatives and Hedging. The embedded features in the Convertible Notes are composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of the Company’s common stock. These conversion options were bifurcated and accounted for as a derivative liability separately from the host debt instrument. As of March 31, 2023, the fair value of derivative liability of $135.7 million was recorded as debt discount on the condensed consolidated balance sheets, which will be amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The derivative liability will be remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations.
Upon effectiveness of the amendment to the Convertible Notes Facility as of March 31, 2023, the Convertible Notes, inclusive of debt premium, consisted of the following (in thousands):

March 31, 2023
Principal	$153,500
PIK interest	19,371
Total principal	172,871
Plus debt premium	4,864
Total Convertible Notes	$177,735
As of March 31, 2023, the contractual future principal repayments of the total debt were as follows (in thousands):

2023	$—
2025 (1)	3,941
2028 (1)	168,930
Total debt	$172,871
__________________
(1)Including PIK interest added to principal balance through March 31, 2023.
Based on the current price of the Company’s common stock, the holders of Convertible Notes could potentially have the right to elect cash payment for any Excess Shares upon conversion as early as March 31, 2024 if the Company were to complete a Qualified Financing transaction. As a result, even though the Convertible Notes have a maturity date beyond 12 months from March 31, 2023, the related liabilities were classified as current liability on the Company’s condensed consolidated balance sheets as of March 31, 2023.
5.    Leases
As a Lessor
The net investment in leases were as follows (in thousands):

	March 31, 2023	December 31, 2022
Net investment in leases, current	$872	$985
Net investment in leases, non-current	9,173	9,304
Total net investment in leases	$10,045	$10,289
Interest income from accretion of net investment in lease was not material in the three months ended March 31, 2023 or 2022.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future minimum payments receivable from operating and sales-type leases as of March 31, 2023 for each of the next five years were as follows:

	Operating leases	Sales-type leases
Remainder of 2023	$279	$580
2024	—	1,010
2025	—	1,528
2026	—	1,528
2027	—	1,528
Thereafter	—	4,013
Total minimum lease payments	$279	$10,187
As a Lessee
The Company leases its office and manufacturing related facilities in Burlingame and City of Industry, California, Greenville and Greer, South Carolina, and Rochester Hills, Michigan under operating lease agreements with various expiration dates from 2023 through 2033.
The Company had no material finance leases as of March 31, 2023.
Maturities of operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Remainder of 2023	$6,122
2024	4,224
2025	3,487
2026	2,615
2027	2,238
Thereafter	9,858
Total undiscounted lease payment	28,544
Less: imputed interest	(5,305)
Total operating lease liabilities	$23,239
Operating lease expense was $2.1 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
Short-term and variable lease expenses for the three months ended March 31, 2023 and 2022 were not material.
Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(2,082)	$(1,377)
Lease liabilities arising from obtaining right-of-use assets:
Operating lease	$—	$25
Finance lease	699	—

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating lease right-of-use assets and liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$18,661	$20,274
Operating lease liabilities, current	5,998	6,876
Operating lease liabilities, non-current	17,241	18,098
Total operating lease liabilities	$23,239	$24,974
The weighted average remaining lease term and discount rate of operating leases were 6.4 years and 6.1%, respectively, as of March 31, 2023. The weighted average remaining lease term and discount rate of operating leases were 6.4 years and 6.2%, respectively, as of December 31, 2022.
As of March 31, 2023, the Company had no significant additional operating leases and finance leases that have not yet commenced.
6.    Commitments and Contingencies
Purchase Commitments
As of March 31, 2023, the Company had outstanding inventory and other purchase commitments of $2.1 billion. Most of the commitments relate to the expected purchase of cylindrical cells to be manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028. The terms of the agreement require the Company to make certain prepayments that vary in size and that are made as milestones are met on the construction of the US facility. As of March 31, 2023, the Company has made a $10.0 million prepayment, which was recorded as the long-term inventory prepayment on the consolidated balance sheets. The Company expects the next prepayment to be made within the next six to twelve months. The prepayments will be recouped by the Company by offsetting a predetermined amount per unit on cells purchased from LG Energy Solution.
Letters of Credit
As of March 31, 2023, the Company had letters of credit outstanding totaling $20.2 million, which will expire over various dates in 2023 and 2024.
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
As of March 31, 2023 and December 31, 2022, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.
7.    Stockholders’ Equity
The Company is authorized to issue 510,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consist of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2023, 226,852,590 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023, the Company had reserved shares of common stock for issuance as follows (in thousands):

2010 Equity Incentive Plan	16,331
2021 Equity Incentive Plan	29,251
2021 Employee Stock Purchase Plan	5,463
Warrants	1
Earnout Stock	18,009
Convertible notes	45,257
Total	114,312
8.    Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
In 2010, Legacy Proterra adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units. Upon Closing, the then outstanding options under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, such options continue to be subject to the terms of the 2010 Plan and applicable award agreements; however, no further awards can be granted under the 2010 Plan. As of March 31, 2023, options to purchase 16,331,367 shares of common stock remained outstanding under the 2010 Plan.
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
The Company initially reserved 10,000,000 shares of common stock, plus 387,531 reserved shares not issued under the 2010 Plan on the effective date of the 2021 Plan. The number of shares reserved for issuance under the 2021 Plan increases automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of 4% of the total number of outstanding shares of all classes of common stock as of the immediately preceding December 31, or a number as may be determined by the Board. In the first quarter of 2022 and 2023, the shares of common stock reserved for issuance were increased by 8,878,388 and 9,050,606, respectively, pursuant to the 2021 Plan.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
An aggregate of 1,630,000 shares of common stock were reserved and available for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on January 1 of each of 2022 through 2031 by a number of shares equal to the lesser of 1% of the total number of outstanding shares of common stock as of the immediately preceding December 31 or a number of shares as may be determined by the Board or the compensation committee. The aggregate number of shares issued over the term of the ESPP, subject to certain adjustments, may not exceed 16,300,000 shares. In the first quarter of 2022 and 2023, the shares of common stock reserved for issuance were increased by 2,219,597 and 2,262,651, respectively, pursuant to the ESPP.
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
The first offering period started in the fourth quarter of 2021. The Company calculated the fair value of the employees’ purchase rights relating to the ESPP using the Black-Scholes model and recorded approximately $0.3 million of stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022 (1)	14,256,697	4.32	5.5	$9,469
Granted	2,075,398	1.50
Exercised	(57,036)	1.98
Cancelled/forfeited/expired	(362,967)	6.67
Balance as of March 31, 2023 (1)	15,912,092	3.91	5.6	$372
Exercisable as of March 31, 2023 (2)	12,216,812	3.96	4.5	$331
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares. See below for further details.
(2)Excluding 2,008,124 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of March 31, 2023.
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $0.1 million for the three months ended March 31, 2023. The total estimated grant date fair value of stock options vested was $2.4 million for the three months ended March 31, 2023. As of March 31, 2023, the total unrecognized stock-based compensation expense related to outstanding stock options was $11.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.3	6.1
Risk-free interest rate	3.6%	1.9%
Expected volatility	55.1%	55.0%
Expected dividend rate	—	—
Restricted Stock Units
A summary of the Company's RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	5,733,227	$7.07
Granted	3,825,133	1.75
Released	(530,393)	7.17
Forfeited	(521,679)	7.72
Balance as of March 31, 2023	8,506,288	$4.63
The compensation expense related to the service-based RSU awards is determined using the fair market value of the Company’s common stock on the date of the grant. As of March 31, 2023, the total unrecognized stock-based compensation expense related to outstanding RSUs was $34.2 million, which is expected to be recognized over a weighted-average period of 3.2 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$305	$516
Research and development	1,192	993
Selling, general and administrative	2,817	3,133
Total stock-based compensation expense	$4,314	$4,642
9.    Net Loss Per Share
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net loss per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(243,977)	$(50,078)
Effect of dilutive securities:
Interest expense to be recognized upon conversion of Convertible Notes (1)	—	(55,185)
Numerator for diluted EPS - Net loss after the effect of dilutive securities	$(243,977)	$(105,263)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic	226,410	222,276
Convertible Notes (1)	—	24,855
Diluted weighted average shares	226,410	247,131
Net loss per share of common stock:
Basic	$(1.08)	$(0.23)
Diluted	$(1.08)	$(0.43)
__________________
(1)Adjustment is under the “if-converted” method. Adjustments for the three months ended March 31, 2022 include write-off of $62.3 million unamortized debt discount of the Convertible Notes as of December 31, 2021, offset by the $7.1 million interest expense recorded in net loss of three months ended March 31, 2022.

The Company applies the treasury stock method when calculating the diluted net income (loss) per share of common stock and “if-converted” method for Convertible Notes when applicable.
Prior to the amendment to the Convertible Notes Facility, the outstanding Convertible Notes including accrued interest would have been automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP exceeds $9.86 over 20 consecutive days subsequent to January 13, 2022. As of March 31, 2023, the conditions for the convertible features under the Convertible Notes Facility were not satisfied. See Note 4, Debt, for additional information on the conversion provisions of the Convertible Notes.
Since the Company was in a loss position after the effect of diluted securities, no adjustment is required to the weighted-average shares used in computing the diluted net loss per share as the inclusion of the remaining potential common stock shares outstanding would have been anti-dilutive. The potentially dilutive securities were as follows (in thousands):

March 31, 2023
Stock options and RSUs to purchase common stock	27,765
Warrants to purchase common stock	1
Convertible notes (2)	35,535
Total	63,301
__________________
(2)Calculated based on the Convertible Notes balance inclusive PIK interest as of March 31, 2023 and the optional conversion prices as described in Note 4, Debt.

10.    401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides a matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $1.1 million and $0.7 million in the three months ended March 31, 2023 and 2022, respectively.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.    Subsequent Events
In April 2023, the Company entered into the Third Amendment to the Senior Credit Facility to replace the references of LIBOR in the loan document with Term SOFR, a rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements for the year ended December 31, 2022 and the related notes incorporated by reference in our Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 17, 2023 and amended on May 1, 2023. This discussion contains forward-looking statements and involves numerous risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read Part II, Item 1A titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
Proterra’s mission is to build innovative electric vehicle and battery technologies to power a better, more sustainable world.
Commercial and industrial fleets are expected to adopt electric vehicles at increasingly higher rates over the next two decades, driven by factors including emissions targets and regulations, and lower operating costs. More than 200,000 new electric buses, medium-duty trucks, and heavy-duty trucks are expected to be sold in the industry by 2030 and approximately 650,000 by 2040 in our core markets of North America and Europe. Assuming average battery capacity per vehicle of 225 kWh for medium-duty trucks, 300 kWh for buses and 750 kWh for heavy-duty trucks, we estimate this could translate into demand for heavy-duty commercial and industrial-scale batteries of approximately 90 GWh in 2030 and approximately 300 GWh in 2040 in such markets. Our business strategy is to capitalize on this opportunity through our industry-leading commercial electrification solutions.
In the first quarter of 2023, we announced the appointment of Julian Soell as the Chief Operating Officer of the Company, and Christopher Bailey as Chief Business Officer of the Company, each appointment effective as of March 1, 2023. With these appointments, we consolidated all of our product lines under one Chief Business Officer and all our operations under one Chief Operating Officer, from organizing our business around business groups, Proterra Transit and Proterra Powered & Energy, respectively; each business led by a President. In addition, in the first quarter of 2023, we announced workforce restructuring plans designed to improve operational efficiency with the reduction of our workforce by up to twenty five percent, or the elimination of approximately 300 jobs, and the planned closure of our City of Industry manufacturing facility by December 31, 2023.
We have the following commercial offerings each addressing a critical component of commercial vehicle electrification.
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
Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us the leader in the U.S. electric transit bus market. With over 1,050 electric transit buses delivered since inception, our electric transit buses currently have delivered more than 40 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
Our decade of experience supplying battery electric heavy duty transit buses has provided the opportunity to validate our products’ performance, operational efficiency and maintenance costs with a demanding customer base. Proterra Powered is able to leverage Proterra Transit’s expertise and showcase its strong record of range and reliability on North America’s most difficult public transit routes to attract other commercial vehicle segments. We believe our success powering heavy-duty transit vehicles with optimal performance and operation compared to a diesel-powered bus, will continue to demonstrate the strength and breadth of our technology to other commercial vehicle applications. We sell our battery systems and electrification solutions using a business development team as well as a channel sales team for certain end markets. These teams work closely with our engineering team to develop cutting-edge electrification solutions tailored to our customers’ vehicle requirements.
Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through March 31, 2023, Proterra Powered has delivered battery systems and electrification solutions for more than 1,850 vehicles to our OEM partner customers.
In addition, Proterra Energy has established us as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of March 31, 2023, we had installed approximately 105 MW of charging infrastructure across North America.
Through March 31, 2023, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered & Proterra Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. Through March 31, 2023, our chief operating decision maker, the Chief Executive Officer, evaluates Proterra’s results on a consolidated basis for purposes of making decisions on allocating resources and assessing financial performance, resulting in a single reportable segment.
Enhanced by Proterra PoweredTM high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has been a leader in the North American electric transit market since 2012. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database. We also focus our sales effort on airports, universities, hospitals, and corporate shuttle operators. As of March 31, 2023, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040 in North America, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our goal is to maintain our leadership in market share of the North American electric bus and commercial vehicle market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 1,050 vehicles delivered and more than 40 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
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
We are consolidating our bus production to our largest bus manufacturing facility located in Greenville, South Carolina. We constructed our Powered 1 battery factory which has approximately 327,000 square feet at Greer, South Carolina. Our total battery system manufacturing capacity is multiple gigawatt-hours per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we can manufacture our battery packs in two widths and three heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the three months ended March 31, 2023 and 2022, our battery production was 88.6 MWh and 82.0 MWh, respectively, a 8% increase year over year. As we work to increase our production volumes, complete construction of our Powered 1 battery factory, and improve manufacturing efficiency across our production assets as we scale, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. With the addition of our Powered 1 factory, we believe we will have sufficient capacity to fulfill our current backlog and anticipated near-term growth but further investment in capacity will be required as demand for electric vehicles continues to grow globally.
For the three months ended March 31, 2023 and 2022, our total revenue was $79.5 million and $58.6 million, respectively. We generated a gross loss of $6.6 million and $3.0 million for the three months ended March 31, 2023 and 2022, representing a gross margin of (8.2)% and (5.1)%, respectively. We invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $61.0 million and $43.2 million for the three months ended March 31, 2023 and 2022, respectively. The restructuring we announced in the first quarter of 2023 started in the later part of the first quarter, and therefore its impact was not significant to the operating results of the first quarter.
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
We delivered 42 and 40 vehicles in the three months ended March 31, 2023 and 2022, respectively. We delivered battery systems for 243 and 287 vehicles in the three months ended March 31, 2023 and 2022, respectively.
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
Growth rates between deliveries and total revenue are not perfectly correlated because our total revenue is affected by other variables, such as the mix of products delivered during the period or other services provided in addition to the hardware delivered.
Key factors affecting our performance
Supply Chain Disruption, Material Costs and Economic Impacts
Ongoing macroeconomics conditions have led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. The recent increase in inflation, interest rate and energy costs and continued disruption in global markets (in part stemming from the conflict in Ukraine) have further impacted supply chain stability and material costs. Our vehicle and charging system deliveries were impacted by ongoing constraints and inefficiencies in production driven in part by shortages in component parts, particularly wiring harnesses, resulting from global supply chain disruptions stemming from the pandemic and supplier instability. Although we achieved revenue growth during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, these disruptions decreased our production which negatively impacted our revenue and increased our overhead, led to increased costs to secure components critical to our production needs and negatively impacted our margins. Our transit bus production in particular was impacted by availability of wiring harnesses and other parts shortages, and we have qualified additional suppliers for wiring harnesses in early 2023 to mitigate that issue going forward. However, we still expect that our results for the remaining 2023 across all of our product lines will continue to be impacted by supply chain issues, including parts shortages.
More generally, raw material and component price inflation, and increased freight and logistics costs in addition to parts shortages are currently expected to continue to have an impact on our results of operations, financial position, and liquidity. If supply chain disruptions, shipment delays, part shortages, production inefficiencies, extended customer order and acceptance processes, are prolonged or worsen, or if supplier credit terms are unfavorable as a result of our current financial condition or supplier to impose more onerous terms on us, such as requiring cash payments prior to parts delivery, it could lead to more significant delays in production, the signing of new customer contracts and customer acceptances of near-term deliveries.
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
Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing, long-term contracts, and in some cases vertical integration. We are consolidating battery and bus manufacturing to our facilities in Greer and Greenville South Carolina. We completed construction of our first multi-gigawatt capacity battery production facility in Greer, which began production in January 2023. We expect the consolidation of bus production in Greenville to continue to drive greater labor and overhead efficiencies while maintaining the equivalent volume of output.We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. We expect our product cost of goods sold to increase in absolute dollars in future periods as the volume of products we sell increases. As we grow into our current capacity, execute on cost-reduction initiatives, and improve production efficiency, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term. We anticipate that by increasing facility utilization rates and improving overall economies of scale, we can positively impact gross margins of our products, bring value to our customers and help accelerate commercial electric vehicle adoption. Our ability to achieve cost-saving and production-efficiency objectives can be negatively impacted by a variety of factors including, among other things, labor cost inflation, lower-than-expected facility utilization rates, rising real estate costs, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions, and delays in our ability to hire, train, and retain employees needed to scale production to meet demand.
Continued emissions regulation and environmental stewardship
Our business benefits from international, federal, state, and local government interest in regulating air pollution and greenhouse gas emissions that contribute to global climate change. In July 2020, 15 states, including California and New York, pledged to work jointly towards a unified goal of zero emissions for 100% of new sales of medium- and heavy-duty commercial vehicles by 2050. In August 2019, the European Union passed Regulation 2019/1242, mandating a reduction in emissions from new trucks by 2025 and 2030. In addition, a growing number of cities and transit agencies have pledged to convert their entire transit bus fleets to zero-emission vehicles by a specific target date, and many have already begun to purchase electric vehicles in order to meet this goal. For example, on December 14, 2018, the California Air Resources Board (“CARB’) adopted a state-wide mandate, the Innovative Clean Transit Rule, mandating transit agencies to commit to purchasing zero-emission buses starting in 2029. In 2023, CARB passed the Advanced Clean Fleet (“ACF”) Rule, which requires public and private medium-duty fleets in California to convert to zero-emission vehicles by 2045, with some sectors as early as 2035. The move away from diesel- and natural gas-powered commercial vehicles is a significant step forward to accelerate the use of advanced technologies in medium- and heavy-duty vehicles to meet air quality and public health goals, thereby boosting near-term deployment of battery-electric commercial vehicles. As legacy internal combustion engine technology becomes more heavily regulated and costly across the globe, commercial vehicle manufacturers are investing in electrification. While this investment may increase competition, we believe that it will also increase customer demand, and help build the necessary supply chain and adjacent industry investments to support powertrain electrification. However, the uncertainty related to the passage of new legislation, appropriation of government funding, and implementation of regulations could impact the timing and number of vehicle orders, and any reduction in governmental interest in emissions regulation could negatively impact our business prospects or operating results.
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
As a result of the Inflation Reduction Act, the Internal Revenue Code Section 45X introduces “Advanced Manufacturing Production Credit” (“AMPC”) in effective January 1, 2023. The AMPC is based on the quantity of eligible components produced and sold by a taxpayer to an unrelated person in the taxable year. The AMPC is available for the production of battery cells and battery modules in the United States based on the capacity in kilowatt hours of the battery cell or module. The credit in the case of a battery cell is based on the capacity of the cell, $35 per kWh, and in the case of a module is based on the capacity of the module, $10 per kWh (or, in the case of a battery module that does not use battery cells, $45 per kWh). The credit is available from 2023 to 2032 subject to phase down beginning in 2030. The credit is eligible for direct payment for a five-year period from Treasury and the right to the credit can be sold for cash to third parties (in both cases subject to certain limitations). Based on the direct pay mechanism, it allows taxpayers to elect to treat the credit as a direct payment of tax, which allows them to receive a cash payment if the taxpayer does not incur any income tax liability. Accordingly, these tax credits are government grants in nature. As such, we follow our accounting policy related to government grants and record it as a reduction of product cost of goods sold when we are reasonably assured that the conditions required for such tax credits are met and such benefit will be received. We expect that we will qualify for the $10 per kWh credit, however, we cannot assure that the IRS will ultimately determine that we qualify.
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

Loss on debt extinguishment
Loss on debt extinguishment relates to the amendment and restatement of the Convertible Notes. See Note 4, Debt, for additional information of the Convertible Notes Facility.
Other expense (income), net
Other expense (income), net primarily relates to sublease income and currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, amortization of short-term investment premium/discount and other non-operational financial gains or losses.
Critical accounting policies and estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions, and judgments that affect amounts of assets and liabilities reported in the financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the applicable periods. We base our estimates, assumptions, and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions, and judgments on an ongoing basis.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the accounting policies related to the Convertible Notes and derivative liabilities. See Note 1 and Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details.
Recent accounting pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding recent accounting pronouncements that are of significance or potential significance to us.

Results of operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. Percentages presented in the following tables may not sum due to rounding.

	Three Months Ended March 31,
(in thousands)	2023	2022
Product revenue	$69,996	$54,171
Parts and other service revenue	9,533	4,410
Total revenue	79,529	58,581
Product cost of goods sold	79,051	57,226
Parts and other service cost of goods sold	7,036	4,358
Total cost of goods sold (1)	86,087	61,584
Gross profit (loss)	(6,558)	(3,003)
Research and development (1)	18,524	11,802
Selling, general and administrative (1)	35,886	28,387
Total operating expenses	54,410	40,189
Loss from operations	(60,968)	(43,192)
Interest expense, net	7,254	6,879
Loss on debt extinguishment	177,939	—
Other expense (income), net	(2,184)	7
Loss before income taxes	(243,977)	(50,078)
Provision for income taxes	—	—
Net loss	$(243,977)	$(50,078)
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of goods sold	$305	$516
Research and development	1,192	993
Selling, general and administrative	2,817	3,133
Total stock-based compensation expense	$4,314	$4,642

	Three Months Ended March 31,
	2023	2022
Product revenue	88%	92%
Parts and other service revenue	12	8
Total revenue	100	100
Product cost of goods sold	99	98
Parts and other service cost of goods sold	9	7
Total cost of goods sold (1)	108	105
Gross profit (loss)	(8)	(5)
Research and development (1)	24	20
Selling, general and administrative (1)	45	48
Total operating expenses	69	68
Loss from operations	(77)	(73)
Interest expense, net	9	12
Loss on debt extinguishment	224	—
Other expense (income), net	(3)	—
Loss before income taxes	(307)	(85)
Provision for income taxes	—	—
Net loss	(307)%	(85)%
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	—%	1%
Research and development	1	2
Selling, general and administrative	4	5
Total stock-based compensation expense	5%	8%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Product revenue	$69,996	$54,171	$15,825	29%
Parts and other service revenue	9,533	4,410	5,123	116
Total revenue	$79,529	$58,581	$20,948	36%
Proterra Transit new buses delivered	42	40	2	5%
Proterra Powered battery systems delivered	243	287	(44)	(15)%
MW charging infrastructure installed	9.0	3.3	5.7	173%
Total revenue increased by $20.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase of total revenue was primarily due to an increase of product deliveries across all business lines. Even though the battery systems delivered at vehicle level decreased due to product mix, the total kWh delivered increased year over year, which led to revenue increase.

Cost of goods sold and gross profit (loss)

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Product cost of goods sold	$79,051	$57,226	$21,825	38%
Parts and other service cost of goods sold	7,036	4,358	2,678	61
Total cost of goods sold	86,087	61,584	24,503	40
Gross profit (loss)	$(6,558)	$(3,003)	$(3,555)	118
Cost of goods sold increased by $24.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in costs were mainly driven by the increased volume and higher material input costs and growth in personnel related costs. However, delays in production resulting mainly from parts shortages and supplier instability along with the ramp up Powered 1 factory production, which started in the first quarter of 2023, negatively impacted our ability to absorb increased labor and manufacturing overhead costs. These costs were partially offset by manufacturing credits earned as part of the IRA during the three months ended March 31, 2023.
Gross profit for the three months ended March 31, 2023 was negatively impacted primarily due to unabsorbed labor and manufacturing overhead costs caused by delays in production and supply chain interruptions along with the ramp up Powered 1 factory production, and also negatively impacted by a high mix of deliveries with pre-inflation pricing and increased cost of goods sold due to volume and higher material input costs and growth in personnel related costs.
Gross profit for the three months ended March 31, 2022 was negatively impacted primarily due to unabsorbed labor and manufacturing overhead costs caused by the COVID-19 pandemic and related supply chain interruptions and delays in production.
Operating expenses
Research and development

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Research and development	$18,524	$11,802	$6,722	57%
Research and development expense increased by $6.7 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an increase in personnel related expenses and stock-based compensation of $4.0 million and an increase of professional and consulting fees of $1.1 million to support increased product and market development efforts.
Selling, general and administrative

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Selling, general and administrative	$35,886	$28,387	$7,499	26%
Selling, general and administrative expense increased by $7.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The $7.5 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $4.4 million, an increase in professional fees of $2.1 million and IT expense of $1.1 million due to the growth of our business and operating as a public company.

Interest expense, net

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Interest income	$(720)	$(310)	$(410)	132%
Interest expense	7,974	7,189	785	11
Interest expense, net	$7,254	$6,879	$375	5%
Interest expense, net increased by $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to the increase of interest expense associated with the Convertible Notes, as the accrued payment-in-kind (“PIK”) interests were added to principal at each quarter end.
Loss on debt extinguishment

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Loss on debt extinguishment	$177,939	$—	$177,939	NM
On March 31, 2023, we entered into an amendment to the Convertible Notes Facility as described below in “—Liquidity and capital resources—Convertible Notes” and in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The amendment and restatement of the Convertible Notes is considered as an extinguishment of the existing debt under the Convertible Notes outstanding as of March 31, 2023, and the issuance of new debt upon the effectiveness of the amendment to the Convertible Notes Facility on March 31, 2023, which resulted in a $177.9 million loss on debt extinguishment was recorded.
Other expense (income), net

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Other expense (income), net	$(2,184)	$7	$(2,191)	NM
The other income in the three months ended March 31, 2023 was mainly due to the gains from amortization of short-term investment premium/discount and sublease income.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position and full valuation allowance, we have not recognized any material provision or benefit through March 31, 2023.
Liquidity and capital resources
As of March 31, 2023, we had cash and cash equivalents and short-term investments of $296.2 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the completion and improvement of our current manufacturing and future capacity expansion, working capital, servicing our indebtedness, complying with the requirements of the terms governing the Senior Credit Facility and Convertible Notes Facility, and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, the Business Combination, the PIPE Financing, the Convertible Notes Facility, borrowings under our credit facilities, and payments received from customers.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future obligations as they become due within one year of the financial statements included elsewhere in this Quarterly Report being issued.
Due to our potential inability to maintain the Liquidity (as defined in the Note Purchase Agreement) requirement under the Convertible Notes Facility and any resulting potential events of default under the Convertible Notes Facility and the Senior Credit Facility when coupled with the following conditions: our available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, we concluded that we may not be able to meet our future financial obligations within one year of the date of this Quarterly Report on Form 10-Q, which causes substantial doubt about our ability to continue as a going concern to exist.
We are currently executing on various strategies designed to improve liquidity and cash generated from operations. We are undertaking expense reduction and cash savings initiatives that include streamlining facilities, initiating working capital initiatives, and reducing overall selling, general and administrative expenses that include a workforce reduction announced in January 2023, and our planned closure of the City of Industry facility by December 31, 2023 to improve operational efficiency. We are exploring potential options for raising additional funds through potential alternatives, which may include, among other things, the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, we have not yet secured additional financing and may not be successful in securing additional financing or executing a transaction on a timely basis on acceptable terms or at all.
See the Risk Factors titled “There is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q" on page 57 and “The Senior Credit Facility, the Convertible Notes Facility contain obligations and covenants that have and may in the future restrict and impact our business and financing activities. We have in the past obtained waivers of certain covenants contained in the Senior Credit Facility and the Convertible Notes Facility. If we are not able to comply with or obtain further waivers for our covenants contained in the Senior Credit Facility and Convertible Notes Facility, we would be in default under one or both of the Senior Credit Facility or Convertible Notes Facility which would have an immediate adverse effect on our business” on page 59 for the consequences of an unwaived event of default under the Convertible Notes and the Senior Credit Facility and consequences if we are not successful in securing additional financing on acceptable terms or at all.
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
Senior Credit Facility
In May 2019, we entered into the Senior Credit Facility, which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior Credit Facility is available on a revolving basis through the earlier of May 9, 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The Senior Credit Facility includes a $25.0 million letter of credit sub-line as of March 31, 2023. Subject to certain conditions, the borrowing capacity may be increased by $50.0 million upon approval by the lender, and at our option, the borrowing capacity can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
The Senior Credit Facility is secured by a security interest on substantially all our assets except for intellectual property and certain other excluded assets.
On April 3, 2023, we entered into the Third Amendment to the Senior Credit Facility to replace the references of London Interbank Offered Rate (“LIBOR”) in the loan document with Term SOFR, a rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York.

Borrowings under the Senior Credit Facility bear interest at per annum rates equal to, at our option, either (i) the base rate plus an applicable margin for base rate loan, or (ii) the Term SOFR, plus an applicable margin for Term SOFR loan. The base rate is calculated as the greater of (a) the Lender prime rate, (b) the federal funds rate plus 0.5%, and (c) one-month Term SOFR plus 1.0%; subject to a 1.0% floor. The applicable margin is calculated based on a pricing grid linked to quarterly average excess availability (as a percentage of borrowing capacity). For base rate loans, the applicable margin ranges from 0.0% to 1.5%, and for Term SOFR loans, it ranges from 1.5% to 3.0%. The unused line fee is 0.375% per annum of the actual daily amount of the unutilized revolver commitment and will be reduced to 0.25% under certain conditions.
The Senior Credit Facility contains certain customary non-financial covenants. In addition, the Senior Credit Facility requires us to maintain a fixed charge coverage ratio of at least 1.00:1.00 during such times as a covenant trigger event specified therein shall exist.
As of March 31, 2023, there was no balance for borrowings outstanding under the Senior Credit Facility, although we utilized $20.1 million of the facility’s sub-line for letters of credit.
Convertible Notes Facility
In August 2020, Legacy Proterra issued $200.0 million aggregate principal of Convertible Notes with an initial maturity date on August 4, 2025. The Convertible Notes had a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end.
Certain Convertible Note holders with an original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing of the Business Combination. The remaining outstanding original principal under the Convertible Note Facility is $153.5 million as of March 31, 2023.
The remaining Convertible Notes including accrued interest would be automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the volume-weighted average price (“VWAP”) of our common stock exceeds $9.86 over 20 consecutive days.
The Note Purchase Agreement contains certain customary non-financial covenants. In addition, the Note Purchase Agreement requires the Company to maintain Liquidity (as defined in the Note Purchase Agreement) at quarter end (“Minimum Liquidity Covenant”) of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn (as defined in the Note Purchase Agreement) for the three-month period then ended. See below for details regarding modifications to the Minimum Liquidity Covenant.
See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details of the Convertible Notes Facility prior to the amendment thereto.
Immediately prior to the amendment to the Convertible Notes Facility described below, the outstanding balance of the Convertible Notes Facility was $172.7 million inclusive of PIK interest of $19.2 million, and the remaining balance of debt discount and issuance costs was $44.3 million as of March 31, 2023.
Amendment to the Convertible Notes Facility
On March 31, 2023, we, Proterra OpCo, CSI I Prodigy Holdco LP, CSI Prodigy Co-Investment LP, CSI GP I LLC and CSI PRTA Co-Investment LP (collectively, the “Cowen Parties”) entered into the amendment to the Convertible Notes Facility, providing for (i) the amendment of the Note Purchase Agreement, and (ii) the amendment and restatement of the Convertible Notes. The Convertible Notes Facility was amended, described in further detail below, including amendments to the interest rate, maturity date, mandatory and optional conversion rights, limitations on the issuance of shares of our common stock upon conversion and our obligation to seek stockholder approval, minimum liquidity requirements and certain other covenants.
The amendment to the Convertible Notes Facility provides for, among other things,(i) a waiver of the Minimum Liquidity Covenant through and including May 31, 2024, instead requiring a minimum Liquidity of $125.0 million as of the last day of each quarter from March 31, 2023 through and including May 31, 2024, and (ii) a waiver of the requirement that our financial statements be certified by our auditor without qualification (or similar notation) as to going concern for our consolidated financial statements for fiscal years 2022 and 2023. After May 31, 2024, the Convertible Notes Facility requires us to maintain Liquidity at each quarter end of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn for the three-month period then ended. In addition, the Convertible Notes Facility contains an additional holding company covenant limiting our ability to engage in business, operations and activities other than as set forth in the Convertible Notes Facility.
The Convertible Notes will mature on August 4, 2028 with respect to $150.0 million in outstanding original principal balance of the Convertible Notes and August 4, 2025 with respect to $3.5 million in outstanding original principal balance of the Convertible Notes. We may not make prepayments in respect of the Convertible Notes unless approved by the required holders of the Convertible Notes.
The Convertible Notes accrue interest at (i) a cash interest rate of 5.0% per annum, payable quarterly on the last day of each quarter (the “Payment Date”), and (ii) a paid-in-kind interest rate (the “PIK Rate”) of 7.0% per annum, payable by increasing the principal balance of each Convertible Note on the Payment Date. During the continuance of an Event of Default, the PIK Rate may be increased to 9.0% per annum. The increased PIK interest on the Convertible Notes is to be accrued from March 17, 2023.
As of March 31, 2023, the outstanding principal balance of the Convertible Notes was of $172.9 million (inclusive of PIK interest of $19.4 million), of which (i) $168.9 million (inclusive of PIK interest) was held by the Cowen Parties and (ii) $3.9 million (inclusive of PIK interest) was held by Generation IM Climate Solutions II, L.P (“Generation”).
Each of the Convertible Notes ranks equally without preference or priority of any kind over one another, but senior in all rights, privileges, and preferences to all other shares of our capital stock and all other securities that are convertible into or exercisable for our capital stock directly or indirectly. The Convertible Notes are secured by substantially all of the assets of Proterra OpCo, including its intellectual property.
Prior to the maturity date or prior to the payment or conversion in full of the Convertible Notes, in the event of a liquidation or sale of the Company, the Company shall pay to the holders of Convertible Notes the greater of (i) 150% of the outstanding principal balance of the Convertible Notes or (ii) the consideration that the holders would have received had the holders elected to convert their Convertible Notes into common stock immediately prior to such liquidation event.
The Convertible Notes do not entitle the holders to any voting rights or other rights as a stockholder of the Company, unless and until the Convertible Notes are actually converted into shares of the Company’s common stock in accordance with their terms.
The Convertible Notes Facility provides for mandatory conversion only on or after March 31, 2024, if the daily VWAP of the Company’s common stock equals or exceeds (a) $15.00 after March 31, 2024 to but not including March 31, 2025, or (b) $12.00 after March 31, 2025, in each case, over a period of 20 consecutive trading days and providing that if the mandatory conversion trigger is met, to convert at a conversion price equal to (i) $4.00 until 1/3 of the aggregate balance of such Convertible Note (including all PIK interest and cash interest accrued but not paid) is converted, (ii) thereafter, $5.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, and (iii) thereafter, $6.00. The conversion prices will be equitably adjusted to reflect any stock dividends, stock splits, reverse stock splits, recapitalizations or other similar events.
The Convertible Notes Facility also contains an optional conversion provision, which provides that each Convertible Note is convertible, at the holder’s option, at any time on or after March 31, 2024 until the maturity date, to convert at a conversion price equal to (i) $4.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, (ii) thereafter, $5.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, and (iii) thereafter, $6.00, which conversion right shall be exercisable in whole or in part from time to time; provided, however, that if the Company consummates a Qualified Financing (as defined below), the holder, at its option, at any time or from time to time on or after March 31, 2024, may convert its Convertible Notes at a conversion price equal to a 75% of the lowest per share cash purchase price of the common stock or preferred stock sold by Proterra in any Qualified Financing, subject to a $1.016 floor conversion price. “Qualified Financing” means, as of any date of determination, a bona fide equity financing, if any, on or after March 31, 2023, in which the Company or Proterra OpCo sells equity or equity-linked securities in a capital-raising transaction (which may include a public offering of the Company’s equity securities).
Subject to certain exceptions, the Convertible Notes Facility also restricts our ability to, among other things: dispose of or sell our assets; make material changes in our business or management, or accounting and reporting practices; acquire, consolidate, or merge with other entities; incur additional indebtedness; create liens on our assets; pay dividends; make investments; enter transactions with affiliates; and pre-pay other indebtedness.
The Convertible Notes Facility also contains customary events of default, including, among others, the failure to make any payment of principal (or any other payment) when due under the Convertible Notes within five business days of the applicable due date, the breach of the Minimum Liquidity Covenant or any of our negative covenants, and the commencement of an insolvency proceeding. A default under our Convertible Notes Facility would result in a cross-default under the Senior Credit Facility.
The Convertible Notes provide that no “person” or “group” (within the meaning of Section 13(d) of the Exchange Act) will be entitled to receive any of our common stock otherwise deliverable upon conversion of the Convertible Notes to the extent that such receipt would cause such person or group to become, directly or indirectly, a “beneficial owner” as defined in Rule 13d-3 under the Exchange Act of more than 40% of our common stock outstanding at such time (the “Beneficial Ownership Limitation”), and no conversion of the Convertible Notes shall take place to the extent (but only to the extent) that such receipt (or conversion) would cause any holders of the Convertible Notes or its affiliates to beneficially own shares of our common stock in excess of the Beneficial Ownership Limitation.
The Convertible Notes also provide for certain limitations on the conversion rights of the holders of the Convertible Notes, including caps on the number of shares of our common stock deliverable upon conversion subject to obtaining stockholder approval, as described below. We have agreed to use our best efforts to obtain stockholder approval of (i) the issuance of more than 19.99% of our outstanding common stock in accordance with Nasdaq listing standards (the “Nasdaq Proposal”) and (ii) an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock.
Prior to the receipt of stockholder approval of the Nasdaq Proposal, the maximum number of shares of common stock that may be issued upon conversions of the Convertible Notes will be 45,257,360. If we receive stockholder approval of the Nasdaq Proposal, until and unless we receive stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock, the maximum number of shares of common stock that may be issued upon conversions of the Convertible Notes will be 177,782,000. If we receive both stockholder approvals, the number of shares of our common stock that may be issued upon conversion of the Convertible Notes will be limited by our available authorized shares, subject to the Beneficial Ownership Limitation.
We are obligated to use best efforts to seek the above stockholder approvals as promptly as practicable and no later than the Company’s 2023 annual meeting of stockholders. If such stockholder approvals are not received at the Company’s 2023 annual meeting of stockholders, we are obligated to call a special meeting of stockholders every six months until such stockholder approvals are received. Until such time that we receive such stockholder approvals, if at all, if a proposed conversion of the Convertible Notes cannot be completed in full due to the above described conversion limitations, the holders of the Convertible Notes shall have the right to elect either (x) to rescind the conversion with respect to (and only with respect to) the portion of the Balance (as defined below) of the Convertible Note that relates to the number of shares of our common stock exceeding the applicable limitations (the “Excess Shares”) or (y) for us to pay to such holder of the Convertible Notes an amount equal to the product of (A) the number of Excess Shares, multiplied by (B) the simple average of the daily volume weighted average price of our common stock for the 20 consecutive trading days ending on and including the trading day immediately preceding the applicable conversion date. “Balance” means, at the applicable time, the sum of all then outstanding principal of a Convertible Note, all then accrued but unpaid interest and all other amounts then accrued but unpaid under such Convertible Note.
In accordance with ASC Topic No. 470-50, Debt – Modifications and Extinguishments, the amendment to the Convertible Notes Facility on March 31, 2023 was determined to be an extinguishment of the existing debt and an issuance of new debt upon the effectiveness of the amendment to the Convertible Notes Facility on March 31,

2023. The new debt is initially recorded at its fair value of $313.4 million, and a loss on debt extinguishment is calculated as the difference between the fair value of the new debt, the net carrying amount of the old debt, and other adjustments required under U.S. GAAP. The Company recorded a loss on debt extinguishment of $177.9 million in the condensed consolidated statements of operations and the $7.2 million fair value of the mandatory conversion feature under the Convertible Notes immediately prior to the amendment to the Convertible Notes Facility was recorded to offset stockholders’ equity in accordance with Topic 815, Derivatives and Hedging. The embedded features in the Convertible Notes are composed of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of the Company’s common stock. These conversion options were bifurcated and accounted for as a derivative liability separately from the host debt instrument. As of March 31, 2023, the fair value of derivative liability of $135.7 million was recorded as debt discount on the condensed consolidated balance sheets, which will be amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The derivative liability will be remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations.
Based on the current price of the Company’s common stock, the holders of Convertible Notes could potentially have the right to elect cash payment for any Excess Shares upon conversion as early as March 31, 2024 if the Company were to complete a Qualified Financing transaction. As a result, even though the Convertible Notes have a maturity date beyond 12 months from March 31, 2023, the related liabilities are classified as current liability on the Company’s condensed consolidated balance sheets as of March 31, 2023.
Performance bonds
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. Historically, we have primarily provided cash collateral. Our surety provider may accept letters of credit. The collateral provided is a mix of restricted cash on the balance sheet and letters of credit. As of March 31, 2023, we had $12.6 million of restricted cash and $5.0 million of letters of credit related to performance bonds. We believe we have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
Cash flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows (used in) provided by:
Operating activities	$7,107	$(52,148)
Investing activities	89,428	(71,652)
Financing activities	(2,325)	1,125
Net increase (decrease) in cash and cash equivalents, and restricted cash	$94,210	$(122,675)
Operating activities
Net cash provided by operating activities in the three months ended March 31, 2023 was $7.1 million compared to $52.1 million net cash used in operating activities in the three months ended March 31, 2022. The change of cash provided by (used in) operating activities in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was mainly due to changes of working capital balance offset by higher net loss than comparative period. The increase in net loss of $193.9 million between the comparison periods is primarily offset by the increase of non-cash loss on debt extinguishment of $177.9 million and $1.3 million of depreciation and amortization expense. In the three months ended March 31, 2023, cash provided by operating activities includes $31.6 million, $29.5 million, $18.0 million and $13.0 million related to account receivable, accounts payable and accrued liabilities, deferred revenue and prepaid expenses and other current assets, respectively, and partially offset by cash used in operating activities related to inventory of $35.9 million. In the three months ended March 31, 2022, cash used in operating activities included $13.8 million, $3.5 million and $1.7 million related to inventory, accounts payable and accrued liabilities and deferred revenue, respectively, which was partially offset by cash provided by operating activities related to accounts receivable of $3.3 million.
Investing activities
Net cash provided by investing activities was $89.4 million in the three months ended March 31, 2023 compared to $71.7 million net cash used by investing activities in the three months ended March 31, 2022. The $89.4 million net cash provided by investing activities for the three months ended March 31, 2023 resulted from $97.9 million net cash provided by maturity of marketable securities and offset by $8.5 million capital expenditures mainly related to the Powered 1 factory. The $71.7 million net cash used in investing activities for the three months ended March 31, 2022 resulted from $62.5 million net purchase of short-term investments and $9.2 million capital expenditures mainly related to the Powered 1 factory.
Financing activities
Net cash used in financing activities was $2.3 million for the three months ended March 31, 2023 as compared to $1.1 million net cash provided by financing activities for the three months ended March 31, 2022. The net cash used in financing activities for the three months ended March 31, 2023 primarily resulted from the payment of insurance related financing liability. The net cash provided by financing activities for the three months ended March 31, 2022 primarily resulted from net proceeds of $1.8 million from the exercise of stock options.
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
Contractual obligations
The purchase commitments including purchase orders or contracts for the purchase of certain goods and services, was $2.1 billion as of March 31, 2023, of which 22% was expected to be due in the next 12 months, 39% in 1-3 years, and the remainder in more than 3 years through 2028. Most of the commitments relate to the expected purchase of cylindrical cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in our market risk exposures for the three months ended March 31, 2023, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended on May 1, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because the material weaknesses in internal control over financial reporting , described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with SEC on March 17, 2023 and amended on May 1, 2023, remained as of March 31, 2023.
We did not have a sufficient number of trained resources with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting. As a result:
a. We did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks at a sufficient level of detail to identify all relevant risks of material misstatement across the entity.
b. We did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting.
c. We did not have effective monitoring activities to assess the operation of internal control over financial reporting including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.
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
After giving full consideration to the material weaknesses and the additional procedures that we performed, management has concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles (“US GAAP”).
Remediation Plan and Status
Our management, with the oversight of the audit committee of our board of directors, is in the process of designing and implementing a remediation plan and have taken and continue to take steps that we believe will address the underlying causes of the material weakness, which includes the following steps:
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
The elements of our remediation plan can only be accomplished over time and are subject to continued review, implementation and testing by management, as well as oversight by the audit committee of our board of directors, to determine that it is achieving its objectives. While we have implemented a variety of steps to remediate these weaknesses, the material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Examples of actions that have been implemented as part of the ongoing remediation plan include but are not limited to the hiring of an accounting advisor while the Company seeks to hire additional accounting staff. The Company has also contracted the services of a global consulting firm that is experienced in SOX and Committee of Sponsoring Organizations (COSO) compliance to assist with the ongoing remediation efforts. We will continue to monitor the effectiveness of our remediation plan and will refine the remediation plan as appropriate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than the remediation steps described above.

Part II. Other Information
Item 1. Legal Proceedings
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors
Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements included elsewhere in this Quarterly Report, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
Risks Related to Our Financial Condition
There is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future obligations as they become due within one year of the financial statements included elsewhere in this Quarterly Report on Form 10-Q being issued.
As of March 31, 2023, we had cash and cash equivalents and short-term investments of $296.2 million.
Our potential inability to maintain the Liquidity (as defined in the Note Purchase Agreement) requirement under the Convertible Notes Facility and any resulting potential events of default under the Convertible Notes Facility and the Senior Credit Facility when coupled with the following conditions: our available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, causes substantial doubt about our ability to continue as a going concern to exist.
Prior to the amendment of our Convertible Notes Facility on March 31, 2023, we were required to maintain Liquidity (as defined in the Note Purchase Agreement) as of the last day of each quarter of not less than the greater of (a) $75.0 million and (b) an amount equal to the product of multiplying (i) the amount of Cash Burn (as defined in the Note Purchase Agreement) from operations for the three-month period ending on the end of such month by (ii) four (the “Minimum Liquidity Covenant”).
As of December 31, 2022, we did not have Liquidity in an amount equal to clause (b) above as of such date. As a result, we obtained a waiver of the Minimum Liquidity Covenant for the quarter ended December 31, 2022. Without such waiver, we would have been in default of the Convertible Notes Facility, which would have resulted in a cross-default under the Senior Credit Facility. However, at the time of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we had not obtained a waiver of the Minimum Liquidity Covenant for any future periods, and as a result of anticipated operating cash outflows from operations, capital investment at our Powered 1 battery factory and incremental cash payments for the workforce reduction we announced in January 2023, we had determined that we may not satisfy the Minimum Liquidity Covenant as of March 31, 2023 for the quarter ended March 31, 2023. Accordingly, the then potential events of default under the Convertible Notes Facility and the Senior Credit Facility, when coupled with the following conditions: our available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, caused us to determine that there was substantial doubt about our ability to continue as a going concern at the time of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
In addition, the audit report included in our Annual Report on Form 10-K contained a going concern qualification, and our inability to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) as to going concern is an event of default under both the Convertible Notes Facility and the Senior Credit Facility. We obtained waivers of such event of default under the Convertible Notes Facility and the Senior Credit Facility.
On March 31, 2023, we entered into the amendment to the Convertible Notes Facility, which, among other things, amends the Minimum Liquidity Covenant to provide (i) a waiver of the Minimum Liquidity Covenant through and including May 31, 2024, instead requiring a minimum Liquidity of $125.0 million as of the last day of each quarter from March 31, 2023 through and including May 31, 2024, and (ii) a waiver of the requirement that our financial statements be certified by our auditor without qualification (or similar notation) as to going concern for our consolidated financial statements for fiscal years 2022 and 2023. After May 31, 2024, the Convertible Notes Facility requires us to maintain Liquidity at each quarter end of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn (as defined in the Note Purchase Agreement) for the three-month period then ended.
If we are not able to comply with or obtain waivers for our covenants under the Senior Credit Facility and the Convertible Notes Facility, we would be in default under one or both of the Senior Credit Facility or the Convertible Notes Facility which would have an immediate adverse effect on our business. An unwaived event of default under the Convertible Notes Facility and a corresponding cross-default under the Senior Credit Facility would permit (i) the holders of the Convertible Notes to cause all of the outstanding indebtedness under the Convertible Notes Facility to become immediately due and payable and (ii) the lenders under the Senior Credit Facility to cause all of the outstanding indebtedness under the Senior Credit Facility to become immediately due and payable, to require any outstanding letters of credit to be cash collateralized and to terminate all commitments to extend credit under the Senior Credit Facility. If such indebtedness were to become immediately due and payable in the event of such a default this would have an immediate adverse effect on our ability to meet our working capital needs and our business and operating results. If we do not have sufficient funds or we are unable to arrange for additional financing to repay outstanding debt, the lenders under the Senior Credit Facility and holders of the Convertible Notes Facility could seek to enforce their security interests in the collateral securing the indebtedness under the Senior Credit Facility and the Convertible Notes Facility, which are secured by substantially all of Proterra OpCo’s assets including its intellectual property.
There is no assurance that we will be able to comply with the covenants under the Convertible Notes Facility or the Senior Credit Facility or, if applicable, obtain any future waivers under the Convertible Notes Facility or the Senior Credit Facility or other resolution with the holders of the Convertible Notes and the lenders under the Senior Credit Facility on a timely basis, on favorable terms or at all.
We are exploring potential options for raising additional funds through potential alternatives, which may include, among other things, the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, we have not yet secured additional financing and we may not be successful in securing additional financing or executing a transaction on a timely basis, on acceptable terms or at all. Furthermore, high volatility and uncertainty in the capital markets resulting from macroeconomic conditions, including rising inflation rates and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, has had, and could continue to have, and a negative impact on the credit and financial markets and on the price of our common stock and could adversely impact our ability to raise additional funds. In addition, substantial doubt about our ability to continue as a going concern may cause, investors or other financing sources to be unwilling to provide funding to us on commercially reasonable terms, if at all. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, and our suppliers could impose more onerous terms on us, such as requiring cash payments prior to parts delivery, which would adversely affect our business prospects and our ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies, and we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a complete or partial loss of your investment in our common stock. See the risk factor titled, “The Senior Credit Facility and the Convertible Notes Facility contain obligations and covenants that have and may in the future restrict and impact our business and financing activities. We have in the past obtained waivers of certain covenants contained in the Senior Credit Facility and the Convertible Notes Facility. If we are not able to comply with or obtain further waivers for our covenants contained in the Senior Credit Facility and the Convertible Notes Facility, we would be in default under one or both of the Senior Credit Facility and the Convertible Notes Facility, which may have an immediate adverse effect on our business,” for further information regarding the consequence of a default under our Senior Credit Facility and the Convertible Notes Facility.
The Senior Credit Facility, and the Convertible Notes Facility contain obligations and covenants that have and may in the future restrict and impact our business and financing activities. We have in the past obtained waivers of certain covenants contained in the Senior Credit Facility and the Convertible Notes Facility. If we are not able to comply with or obtain further waivers for our covenants contained in the Senior Credit Facility and Convertible Notes Facility, we would be in default under one or both of the Senior Credit Facility or Convertible Notes Facility which would have an immediate adverse effect on our business.
The Senior Credit Facility and Convertible Notes Facility are secured by substantially all our assets, including our intellectual property and other restricted property. Subject to certain exceptions, the Senior Credit Facility and Convertible Notes also restrict our ability to, among other things:
•dispose of or sell our assets;
•make material changes in our business or management, or accounting and reporting practices;
•acquire, consolidate, or merge with other entities;
•incur additional indebtedness;
•create liens on our assets;
•pay dividends;
•make investments;
•enter transactions with affiliates; and
•pre-pay other indebtedness.
In addition, the Convertible Notes Facility contains an additional holding company covenant limiting Proterra’s ability to engage in business, operations and activities other than as set forth in the Note Purchase Agreement as well as contain certain customary non-financial covenants.
The covenants in the Senior Credit Facility and Convertible Notes Facility, and any future financing agreements that we may enter may, restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Further, if we fail to comply with our debt covenants in the future, there is no assurance that we will be able to obtain any future waivers under the Convertible Notes Facility or the Senior Credit Facility. See the Risk Factor entitled “There is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q.” for risks related to our events of default, cross-defaults under the debt instruments, and related waivers, as applicable, concerning maintaining Liquidity (as defined in the Note Purchase Agreement), our failure to deliver audited financial statements certified by our independent registered public accounting firm without qualification (or similar notation) in our Annual Report on Form 10-K for the period ending December 31, 2022 under the Senior Credit Facility and the Convertible Notes Facility and the consequences of an event of default and if we do not have sufficient funds or we are unable to arrange for additional financing to repay our outstanding indebtedness.

We will require additional capital to support our business activities and business growth and to comply with our obligations under the Convertible Notes Facility and the Senior Credit Facility, which may be dilutive to our stockholders, and such capital might not be available on terms acceptable to us, if at all.
We will require additional capital to support our business activities and business growth and to comply with our obligations under the Convertible Notes Facility and Senior Credit Facility, and we are exploring potential options for raising additional funds through potential alternatives, which may include, among other things, the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, we have not yet secured and we may not be successful in securing additional financing or executing a transaction on a timely basis or on terms favorable to us, if at all. We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges, including the need to improve our operating infrastructure or acquire complementary businesses and technologies. In addition, we need to service our indebtedness and to comply with the requirements of the terms governing the Convertible Notes Facility. If we raise additional funds through issuances of equity or convertible securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve similar and/or additional restrictive covenants as those in our existing indebtedness relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential strategic transactions.
There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of recent bank failures. The recent closures of Silicon Valley Bank and Signature Bank has resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available, or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and our ability to borrow or raise additional capital when needed to grow our business could be substantially impaired. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and harm our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms would impair our ability to maintain compliance with our obligations under the Convertible Notes Facility and the Senior Credit Facility and to achieve our growth strategy, would harm our financial performance and stock price and would require us to delay or abandon our business plans. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our access to capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, and our suppliers could impose more onerous terms, such as requiring cash payments prior to parts delivery, and we may not be able to comply with the covenants in our Convertible Notes Facility, which would adversely affect our business prospects and the Company’s ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies, and we may have to liquidate our assets and may receive less than the value at which those assets are carried on the Company’s financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code.
We may not have the ability to, or have a sufficient number of authorized shares to, convert all of the Convertible Notes into shares of our common stock, and if we are unable to obtain certain stockholder approvals, we may need to use our cash resources to settle such conversions.
The Convertible Notes Facility contains certain mandatory and optional conversion provisions. Under these conversion provisions, each Convertible Note is convertible at a conversion price equal to (i) $4.00, until one-third of the aggregate balance of such Converted Note is converted, (ii) thereafter, $5.00 until one-third of the aggregate balance of such Converted Note is converted and (iii), thereafter, $6.00; provided, however, that for optional conversions, the conversion price of the Convertible Notes is subject to a reset following any Qualified Financing (as defined in the Convertible Notes), equal to 75% of the lowest per share purchase price of the common stock or preferred stock sold in such Qualified Financing, subject to a $1.016 floor. Our ability to settle conversions using shares of our common stock is currently limited to (i) 45,257,360 shares of our common stock unless and until we receive stockholder approval of the Nasdaq Proposal, and (ii) assuming we receive stockholder approval as described in (i), 177,782,000 shares of our common stock unless and until we receive stockholder approval of an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock. Although we are obligated to use best efforts to seek such stockholder approvals in connection with our 2023 annual meeting of stockholders (and thereafter if we do not obtain such approvals) and we intend to seek such stockholder approvals at our 2023 annual meeting of stockholders, there is no guarantee that we will be able to obtain stockholder approvals on a timely basis or at all. Until such time that we receive such stockholder approvals, if at all, if a proposed conversion of the Convertible Notes cannot be completed in full due to such limitations, the holders of the Convertible Notes shall have the right to elect either (x) to rescind the conversion with respect to (and only with respect to) the portion of the Balance (as defined below) of the Convertible Note that relates to the Excess Shares (as defined below) or (y) for us to pay to such holder of Convertible Notes an amount equal to the product of (A) the number of Excess Shares, multiplied by (B) the simple average of the daily volume weighted average price of our common stock for the 20 consecutive trading days ending on and including the trading day immediately preceding the applicable conversion date. This could adversely affect our liquidity and/or we may not have sufficient cash available at that time to satisfy such cash settlement. Our failure to make cash payments to settle conversions required by the Convertible Notes, would constitute a default under the Convertible Notes Facility. See “Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress our stock price.” and “We may acquire or invest in additional companies, or undertake other strategic transactions or other business relationships which may divert our management’s attention, result in additional dilution to our stockholders, consume resources that are necessary to sustain our business, and which we may not be able to integrate successfully.” for more information regarding the impact of dilution.
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
Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of March 31, 2023, because of the material weaknesses in internal control over financial reporting, described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with SEC on March 17, 2023 and amended on May 1, 2023, remained as of March 31, 2023.
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
Any failure to remediate the material weaknesses or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in material misstatements of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the listing requirements of the Nasdaq. For example, in connection with the identification of the material weakness described above, we were unable to file our Annual Report on Form 10-K by the deadline prescribed by the SEC and, as a result, we are currently not eligible to utilize a Form S-3 registration statement. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts and others could also be adversely affected.
Risks Related to Our Business and Industry
Our limited history of selling battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through March 31, 2023 had delivered over 1,050 electric transit buses. In the three months ended March 31, 2023 and 2022, we recognized $79.5 million and $58.6 million, respectively, in total revenue. In 2022, 2021 and 2020, we recognized $309.4 million, $242.9 million, and $196.9 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Valence (formerly called APEX) fleet and energy management software-as-a-service platform, which has only had beta customers until recently; we just relaunched the platform as Valence in 2022. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.
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
We incurred net losses of $244.0 million in the three months ended March 31, 2023, $238.0 million, $250.0 million, and $127.0 million in 2022, 2021, and 2020, respectively, and we expect to incur net losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $1.3 billion. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain, including advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; building new manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company.
We have also experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 1,057 full-time employees as of March 31, 2023 (reflecting the workforce reduction implemented in the first quarter of 2023). On January 13, 2023, we approved a plan designed to improve operational efficiency, including reducing our workforce by approximately 25% and closing our City of Industry facility. We will move manufacturing from our City of Industry facility to our existing facilities in South Carolina. In transitioning manufacturing facilities, we may experience delays and disruptions in our manufacturing and production activities. We also expect to continue to hire new employees, particularly for our manufacturing facilities in South Carolina. Managing our growth has and will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments.
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
•the effects of ongoing macroeconomic conditions, particularly with respect to funding for state and federal transit programs and reduced operating revenue from reduced passenger levels, and the effect on our suppliers and customers;
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
•the cost of materials used in our products;
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
We may experience, and have continued to experience, increases in the cost of, or a sustained interruption in the supply of or shortage of materials necessary for, the production, maintenance and service of our transit buses, battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. For example, our vehicle and equipment deliveries were impacted by constraints and inefficiencies in production driven by shortages in component parts, particularly resin for connectors, wiring harnesses, and certain drivetrain components, resulting in part from global supply chain disruptions. In the past, these delays have caused temporary shutdowns of our production lines, and have caused delays in production and incremental shipping costs for air freight. Further, if suppliers impose unfavorable credit terms or impose more onerous terms on us, such as requiring cash payments prior to parts delivery, as a result of our current financial condition, this could restrict our ability to secure parts and limit our production. Any such increases in cost, including due to inflation, supply interruption, materials shortages, or an increase in freight and logistics costs, our unfavorable credit terms with suppliers could adversely impact our business, prospects, financial condition and operating results.
Our suppliers also use various materials, including aluminum, carbon fiber, lithium, cobalt, nickel, copper and neodymium. The prices and supply of these materials have and may fluctuate, depending on market conditions, geopolitical risks, fluctuations in currency exchange rates, and global supply and demand for these materials. Our contracts do not all have mechanisms in place that allow us to raise prices to the end customer due to inflation or other material cost increases. If we are not able to raise our prices to our end customers, inflationary pressures and other material cost increases could, in turn, negatively impact our operating results.
Moreover, we are subject to risks and uncertainties associated with changing economic, political, and other conditions in foreign countries. Unavailability or delay of imports from our suppliers have caused and may in the future cause interruptions in our supply chain and increase our costs of procurement. Consequently, we may experience increased competition for materials, which could further increase the cost to us of sourcing materials and negatively impact our ability to source parts from our current suppliers and from identifying and working with new suppliers.
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
We expect raw material prices to be volatile for the foreseeable future due to inflation and continued global supply chain issues. While we believe our exposure to increased costs is no greater than the industry as a whole, our business and results of operations may be adversely affected if our efforts to mitigate their effects are unsuccessful. Substantial increases in the prices for our materials or prices charged to us, particularly those charged by lithium-ion cell suppliers or charger hardware providers, have and would increase our operating costs and have and could reduce our margins if we cannot recoup the increased costs through increased sale prices on our battery systems, vehicles or charging systems. Furthermore, fluctuations in fuel costs, or other economic conditions, may cause us to experience significant increases in freight charges and material costs. Additionally, because the negotiated price of an existing battery system, vehicle or charging system is established at the outset, we, rather than our customers, bear the economic risk of increases in the cost of materials. Moreover, any attempts to increase battery system, vehicle or charging system prices in response to increased material costs could increase the difficulty of selling our electric transit buses or battery systems at attractive prices to new and existing customers and lead to cancellations of customer orders. If we are unable to effectively manage our supply chain and respond to disruptions to our supply chain in a cost-efficient manner, we may fail to achieve the financial results we expect or that financial analysts and investors expect, and our business, prospects, financial condition and operating results may be adversely affected.
Our recent workforce reduction and planned closure of our City of Industry facility may not be as successful as anticipated and may not improve overall efficiency.
On January 20, 2023, we implemented a reduction-in-force and announced the planned closure of our City of Industry facility by December 31, 2023. While we believe this will improve operational efficiency and expect to realize cost reductions, we may not be able to realize the full benefits within the anticipated time frame, or at all. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with the reduction in workforce and facility closure. Further, we may experience unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.
While we have implemented, and intend to continue to implement, cost-reduction strategies in order to meet our goals, if we do not achieve expected savings or if operating costs increase as a result of investments in strategic initiatives, our total operating costs would be greater than anticipated. We may also incur substantial costs or cost overruns in utilizing and increasing our production capability, particularly if we build new battery production lines, and if we vertically integrate subsystem production into our manufacturing facilities. In addition, if we do not manage cost-reduction efforts properly, such efforts may affect the quality of our products and our ability to generate future revenue. Moreover, significant portions of our operating expenses are fixed costs that will neither increase nor decrease proportionately with revenue. In addition, we incur significant costs related to procuring the materials required to manufacture our battery systems, electrification and charging solutions, fleet and energy management systems and electric transit buses, as well as assembling electric transit buses and systems, and compensating our personnel. If we are not able to implement further cost-reduction efforts or reduce our fixed costs sufficiently in response to a decline in revenue, our business, prospects, financial condition, and operating results may be adversely affected.

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
Some of our products contain thousands of parts that we purchase from hundreds of mostly single-source direct suppliers, generally without long-term supply agreements. This exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics and its related disruption of global supply chains, particularly in the industrial sector, and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. Single source suppliers provide us with a number of components that are required for manufacturing of our current products, including our composite bus bodies. If a single source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a single source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. We have experienced and continue to experience component shortages and delays, including wiring harnesses. In the fourth quarter of 2022, difficulty sourcing wiring harnesses from a vendor resulted in our production delays and fewer buses delivered in that quarter. In the first quarter of 2023, we experienced a shortage in certain components used to complete our battery packs, temporarily idling our manufacturing lines in City of Industry. The unavailability of any component or supplier has in the past, and could in the future result in production delays, idle manufacturing facilities, require product design changes, cause loss of access to important technology and tools for producing and supporting our products, and create delays in providing replacement parts to our customers. We have also experienced delays in sourcing replacement parts for some of our oldest transit buses in customer fleets, which has led to customer dissatisfaction and buses being out of service for lengthy periods while awaiting replacement parts.
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

With respect to our transit business, we have few long-term agreements with suppliers and typically purchase supplies on an order-by-order basis depending on the material requirements to build customers’ buses. In many cases, we rely on a small group of suppliers, many of which are single-source suppliers, to provide us with components for our products, such as our bus body, which we sole source from TPI Composites Inc, and components of our drivetrains. Moreover, transit bus customers have specified a certain supplier for components, such as its preferred seating or heating, ventilation, and air conditioning units, and we are then beholden to that specified supplier’s terms and delivery schedule. While we obtain components from multiple sources when that is a viable alternative, certain components used in our electric transit buses, such as bus bodies sourced from TPI Composites, must be custom made for us. In 2022 and into early 2023 we sourced wiring harnesses for our transit and powertrain products largely from one vendor that has experienced challenges and financial instability in its business, which created disruption in our supply and slowed our production.
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
Our reliance on a small group of sole-source suppliers as well as certain suppliers specifically chosen by customers creates multiple potential sources of delivery failure or component shortages for the production of our products. As a result, we have in the past, and may be required to in the future renegotiate our existing agreements with our suppliers, potentially with less favorable terms, and incur additional costs associated with the production. In the past, we have experienced delays related to supply shortages, including, most recently, as a result of the global supply chain disruptions related to the continuing impacts of the macroeconomics conditions, and untimely or unsatisfactory delivery of components, including cells, wiring harnesses and other drivetrain components, that have stalled production with respect to our electric transit buses and our battery systems. Moreover, although we continue to expend significant time and resources vetting and managing suppliers and sourcing alternatives, we may experience future interruptions in our supply chain. Failure by our suppliers to provide components for our electric transit buses, battery systems or other products has in the past, and could in the future, severely restrict our ability to manufacture our products and prevent us from fulfilling customer orders in a timely fashion, which could harm our relationships with our customers and result in contract fines, negative publicity, damage to our reputation, and adverse effects on our business, prospects, financial condition, and operating results.
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
Our revenue has in the past depended, and will likely continue to depend, on a small number of customers that fluctuate from year to year, and failure to add new customers or expand sales to our existing customers could have an adverse effect on our operating results for a particular period.
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
We may be limited in the portion of net operating loss (“NOL”) carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2022, we had U.S. federal NOL carryforwards and state NOL carryforwards of approximately $729.5 million and $531.1 million, respectively, which if not utilized will begin to expire for federal and state tax purposes beginning in 2030 and 2023, respectively. Federal NOLs generated after December 31, 2017 have an indefinite carryover period, and may be utilized to offset no more than 80% of taxable income annually. Realization of NOL carryforwards that expire beginning in 2030 and 2023, respectively, depends on future income, and there is a risk that these carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. We may experience ownership changes in the future, including as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carry-forwards and other tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us.
New tax laws or unanticipated changes in existing tax laws and regulations could adversely affect us.
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
We continue to examine the impact that this federal tax legislation may have on our business. The TCJA is a far- reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted. For example, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures in the year they were incurred and instead requires taxpayers to capitalize and amortize these expenditures over five or fifteen years pursuant to Section 174 of the Code. Although there has been proposed legislation that would repeal or defer the capitalization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the United States, ongoing tax effects of the Act are not expected to materially change our effective tax rate in future periods.

On August 16, 2022, President Biden signed the IRA, which became effective beginning in 2023. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, significant tax incentives for energy and climate initiatives and other provisions. These new incentives may increase competition.
The IRA contains certain expanded tax credits and other financial incentives designed to promote the development of certain domestic clean energy projects. We continue to evaluate the extent of benefits available to us, which we expect will favorably impact our results of operations in future periods. For example, we currently expect to qualify for the advanced manufacturing production credit under Section 45X of the Code, which provides certain specified benefits for domestic production and sale of qualifying solar, wind, inverter, and battery components. Such credits may be refundable or transferable to third parties and are available from 2023 to 2032, subject to phase down beginning in 2030. In order to receive the full value of such credits and incentives, we must satisfy a number of requirements. If we fail to satisfy these requirements, the value of the credits may be limited, and we may become subject to penalties. Additionally, there are currently several critical and complex aspects of the IRA with respect to which technical guidance and regulations from the Internal Revenue Service (“IRS”) and U.S. Treasury Department are needed, including, but not limited to, eligibility for and calculation of the amount of such tax credits. If the IRS and U.S. Treasury Department issue additional guidance that limits the availability of such credits, we may not be able to take full advantage of the tax benefits of the IRA as expected. There is also uncertainty if IRA incentives may be reduced or modified in the future.
We use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as NOL carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to be different from previous estimates. For example, there are various provisions of the IRA that remain subject to further guidance from the Treasury Department and the Internal Revenue Service (“IRS”). We have invested resources to interpret the IRA and used our best judgment to determine its application to our business, but our interpretation may prove to be incorrect or change. Though we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes and tax reserves, there can be no assurance that such provision is sufficient and that a determination by a taxing authority will not have an adverse effect on our net income.
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
From January 3, 2022 through December 30, 2022, our common stock price has ranged from a low of $3.51 to a high of $10.90. For the period from January 1, 2023 through May 5, 2023, our common stock price has ranged from a low of $1.00 to a high of $5.62. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. Further, as a result of this volatility it may be difficult for us to attract new investments, including additional offerings of our securities, on terms we consider reasonable, or at all. The price of our common stock has fluctuated and may fluctuate in the future due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•variations in our operating performance and the performance of our competitors in general;
•material and adverse impact of the macro- and micro-economic conditions on the markets and the broader global economy;
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
•dilution, or expected or potential dilution, related to the issuance of additional shares of common stock to satisfy conversion under the Convertible Notes or otherwise;
•the volume of shares of our common stock available for public sale, including as a result of the conversion of the Convertible Notes into shares of common stock; and
•general economic and political conditions such as recessions, changes in interest rates, an increased rate of inflation, disruptions to banking systems, increased costs of goods, supply chain disruptions, fuel price fluctuations, foreign currency fluctuations, international tariffs, social, political and economic risks, geopolitical conflicts (including the current conflict in Ukraine), and acts of war or terrorism.
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
In August 2020, Legacy Proterra issued $200.0 million in original aggregate principal amount of Convertible Notes. Certain holders of Convertible Notes with aggregate original principal amounts of $46.5 million elected to convert their Convertible Notes, including accrued PIK interest and cash interest, at the Closing resulting in the issuance of 7.4 million shares of common stock. As of March 31, 2023, the amendment to the Convertible Notes Facility was entered into, which includes an increase in the annual interest rate of the Convertible Notes to 12.0% per annum, consisting of 5.0% in cash and 7.0% PIK with the PIK default rate proportionally increased to 9.0%. As of March 31, 2023, the outstanding balance of the Convertible Notes was $172.7 million inclusive of PIK interest of $19.4 million. To the extent the remaining outstanding Convertible Notes are converted pursuant to their conversion provisions, including any adjustments to the conversion price, the balance under the Convertible Notes will grow and the number of shares that may be issued upon conversion will increase accordingly. The issuance of shares of our common stock upon conversion of the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage hedging and short selling by market participants because the anticipated conversion of the Convertible Notes into shares of common stock could depress our stock price.

Because the number of shares of our common stock that may be issued to the holders of the Convertible Notes pursuant to the Convertible Notes is determined based on the price of our common stock, provided, however, that conversions may occur at any time or from time to time on or after March 31, 2024 at a conversion price equal to a 25% discount to the lowest issuance price of an equity-linked instrument from March 31, 2023 to the date of conversion, subject to a $1.016 floor price, the exact magnitude of the dilutive effect cannot be conclusively determined. However, the dilutive effect may be material to our existing stockholders. Pursuant to the terms of the Convertible Notes, we will be obligated to reserve such number of shares of our common stock that shall be sufficient to effect the conversion of the Convertible Notes. We cannot predict the price of our common stock at any future date, and therefore cannot predict the number of shares of our common stock to be issued under the Convertible Notes. Accordingly, assuming we obtain the stockholder approvals as described in “We may not have the ability to, or a sufficient number of authorized shares to, convert all of the Convertible Notes into shares of our common stock, and if we are unable to obtain certain stockholder approvals, we may need to use our cash resources to settle such conversions.”, the number of shares of our common stock that may be issuable to a holder or affiliated holders of the Convertible Notes upon conversion of the Convertible Notes may represent a relatively high percentage of our outstanding shares of common stock, up to 40% of our then outstanding shares of common stock. In this regard, it should be noted that note holders affiliated with the Cowen Parties held substantially all of the Convertible Notes as of March 31, 2023. If any stockholder and its affiliates beneficially owns a relatively high percentage of our common stock, it would be able to exercise a significant level of influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
See the Risk Factor entitled “We may not have the ability to, or have a sufficient number of authorized shares to, convert all of the Convertible Notes into shares of our common stock, and if we are unable to obtain certain stockholder approvals, we may need to use our cash resources to settle such conversion.”
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
Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or cease coverage, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage, if no analysts provide coverage of us, the market price and volume for our common stock could be adversely affected.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our Loan Agreements. We anticipate that for the foreseeable future we will retain all our future earnings to service our indebtedness, maintain compliance with the covenants under our debt agreements, for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-39546)	8-K	3.1	6/17/2021
3.1.1	Certificate of Amendment to the Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-39546)	8-K	3.1.1	6/17/2021
3.2	Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-39546)	8-K	3.2	6/17/2021
4.1	Form of Amended and Restated Convertible Note	8-K	4.1	4/3/2023
10.1+*	Letter Agreement by and between Proterra Inc and JoAnn Covington, dated March 24, 2023.
10.2	Binding Letter of Intent, dated March 19, 2023	8-K	10.1	3/20/2023
10.3	Amendment No. 2 to Secured Convertible Promissory Notes and Note Purchase Agreement by and between the Cowen Parties, the Company and Proterra OpCo, dated March 31, 2023	8-K	10.1	4/3/2023
10.4	Waiver pursuant to the Loan, Guaranty and Security Agreement, dated as of March 31, 2023, by and between Proterra OpCo Bank of America, N.A. as lender, and Bank of America, as agent.	8-K	10.2	4/3/2023
10.5*	Third Amendment to Loan, Guaranty and Security Agreement, dated as of April 3, 2023, by and among Proterra OpCo, and Bank of America, N,A. as lender, and Bank of America, N.A. as agent.,
10.6+*	Executive Offer Letter of David S. Black, dated May 5, 2023
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC

Date: May 10, 2023	By:	/s/ Karina F. Padilla
	Name:	Karina F. Padilla
	Title:	Chief Financial Officer
(On behalf of the Registrant and
as Principal Financial and Accounting Officer)