Form 10-Q
period 2023-06-30
Proterra Inc
filed 2023-08-09
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The registrant had outstanding 227.8 million shares of common stock as of August 4, 2023.

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

Forward-Looking Statements
This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “objectives”, “goals”, “aims”, “continue”, “predict”, “would”, “could’, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report may include, for example, statements about:
•the outcome of the Company’s Chapter 11 Cases in the Bankruptcy Court;
•the approval of the use of cash collateral by the Bankruptcy Court and the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our Chapter 11 Cases, operating expenses and capital expenditure requirements;
•the diversion of management’s attention and consumption of resources as a result of the Chapter 11 Cases;
•our financial and business performance, including business metrics;
•our ability to continue as a going concern;
•availability of additional capital to support business growth and our ability to maintain adequate operational and financial resources and generate sufficient cash flows;
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
•our ability to compete successfully against current and future competitors in light of intense and increasing competition in the commercial vehicle electrification market, including battery systems for transit buses and other commercial vehicle uses;
•our ability to improve operational efficiency, streamline supply chain and distribution logistics, reduce organizational complexity and reduce facility costs;;

•the availability of government economic incentives and government funding for commercial vehicle electrification, including public transit upon which our transit business is significantly dependent, and other commercial uses for our battery systems;
•willingness of corporate and other public transportation providers and other commercial vehicle end users to adopt and fund the purchase of electric vehicles for mass transit and other commercial uses;
•availability of a limited number of suppliers for our products and services and their desire and/or ability to satisfy our supply demands, and our dependence on our business suppliers, particularly as we build out new facilities;
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
•ability to protect our intellectual property and defend intellectual property rights claims made by third parties;
•developments and projections relating to our competitors and industry;
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

Summary of Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the following summary of risks does not contain all of the information that may be important to you, and you should read the summary of risks together with the more detailed discussion of risks set forth in Part II, Item 1A under the heading “Risk Factors,” and elsewhere in this Quarterly Report. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
•We are subject to the risks and uncertainties associated with Chapter 11 proceedings, including the approval by the Bankruptcy Court of our use of cash collateral, and operating under Bankruptcy Court protection for a long period of time may harm our business.
•We may not be able to obtain confirmation of a Chapter 11 plan of reorganization or complete any Bankruptcy Court-approved sales of our Company or assets, or we may not be able to realize adequate consideration for such sales.
•We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial conditions and results of operations.
•We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
•Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our common stock.
•The Chapter 11 proceedings may cause our common stock to decrease in value materially or may render our common stock worthless. Trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and an investor could lose all or part of your investment.
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
•We will require additional capital to support our business activities and business growth, which may be dilutive to our stockholders, contain restrictions or covenants which may restrict and impact our business and financing activities, and such capital might not be available on a timely basis, or on terms acceptable to us, if at all.
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
•Our business is significantly dependent on government funding and economic incentives for public transit and commercial electric vehicles, and the unavailability, reduction, or elimination of government economic incentives would have an adverse effect on our business, prospects, financial condition, and operating results.
•Our business is dependent on the continued adoption of electrification in the commercial vehicle market and the continued development of infrastructure to support increased electrification by governments, utilities and end users.
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
•The growth of our business is dependent upon the willingness of corporate and other public transportation providers to adopt and fund the purchase of electric vehicles.
•Our dependence on a limited number of suppliers for certain product inputs introduces significant risk that could have adverse effects on our financial condition and operating results.
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

Part I. Financial Information
Item 1. Financial Statements
PROTERRA INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	*
Assets:
Cash and cash equivalents	$64,201	$73,695
Accounts receivable, net	81,907	130,337
Short-term investments	156,615	224,359
Inventory	292,247	169,567
Prepaid expenses and other current assets	34,202	50,893
Deferred cost of goods sold	3,332	4,304
Restricted cash, current	12,565	12,565
Total current assets	645,069	665,720
Property, plant, and equipment, net	110,706	107,552
Operating lease right-of-use assets	16,986	20,274
Long-term inventory prepayment	10,000	10,000
Other assets	39,420	36,913
Total assets	$822,181	$840,459
Liabilities and Stockholders’ Equity:
Accounts payable	$139,315	$57,822
Accrued liabilities	23,573	33,551
Deferred revenue, current	34,930	30,017
Operating lease liabilities, current	5,032	6,876
Debt, current	180,629	122,692
Derivative liability	81,300	—
Total current liabilities	464,779	250,958
Deferred revenue, non-current	52,945	37,381
Operating lease liabilities, non-current	16,430	18,098
Other long-term liabilities	22,532	17,164
Total liabilities	556,686	323,601
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized and 227,770 shares issued and outstanding as of June 30, 2023 (unaudited); 500,000 shares authorized and 226,265 shares issued and outstanding as of December 31, 2022	22	22
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of June 30, 2023 (unaudited); 10,000 shares authorized, zero shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	1,636,650	1,613,556
Accumulated deficit	(1,371,146)	(1,096,175)
Accumulated other comprehensive loss	(31)	(545)
Total stockholders’ equity	265,495	516,858
Total liabilities and stockholders’ equity	$822,181	$840,459
*: Derived from audited Consolidated Financial Statements.
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$77,103	$70,256	$147,099	$124,427
Parts and other service revenue	8,611	4,308	18,144	8,718
Total revenue	85,714	74,564	165,243	133,145
Product cost of goods sold	92,390	69,109	171,441	126,335
Parts and other service cost of goods sold	5,711	4,900	12,747	9,258
Total cost of goods sold	98,101	74,009	184,188	135,593
Gross profit (loss)	(12,387)	555	(18,945)	(2,448)
Research and development	14,922	14,904	33,446	26,706
Selling, general and administrative	35,562	31,705	71,448	60,092
Total operating expenses	50,484	46,609	104,894	86,798
Loss from operations	(62,871)	(46,054)	(123,839)	(89,246)
Interest expense, net	3,938	6,951	11,192	13,830
(Gain) loss on debt extinguishment	—	(10,201)	177,939	(10,201)
Gain on valuation of derivative liability	(33,578)	—	(33,578)	—
Other expense (income), net	(2,237)	(983)	(4,421)	(976)
Loss before income taxes	(30,994)	(41,821)	(274,971)	(91,899)
Provision for income taxes	—	—	—	—
Net loss	$(30,994)	$(41,821)	$(274,971)	$(91,899)
Net loss per share of common stock:
Basic	$(0.14)	$(0.19)	$(1.21)	$(0.41)
Diluted	$(0.14)	$(0.38)	$(1.21)	$(0.56)
Weighted average shares used in per share computation:
Basic	227,282	223,745	226,848	223,015
Diluted	227,282	248,876	226,848	247,870
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(30,994)	$(41,821)	$(274,971)	$(91,899)
Other comprehensive income (loss), net of taxes:
Available-for-sales securities:
Unrealized gain (loss) on available-for-sale securities	(94)	(465)	514	(2,106)
Other comprehensive income (loss), net of taxes	(94)	(465)	514	(2,106)
Total comprehensive loss, net of taxes	$(31,088)	$(42,286)	$(274,457)	$(94,005)
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2023	Shares	Amount
Balance, December 31, 2022	226,265	$22	$1,613,556	$(1,096,175)	$(545)	$516,858
Issuance of stock upon exercise of options and RSU release	588	—	113	—	—	113
Stock-based compensation	—	—	4,314	—	—	4,314
Debt extinguishment fair value adjustment	—	—	(7,200)	—	—	(7,200)
Net loss	—	—	—	(243,977)	—	(243,977)
Other comprehensive income, net of taxes	—	—	—	—	608	608
Balance, March 31, 2023	226,853	22	1,610,783	(1,340,152)	63	270,716
Issuance of stock upon RSU release	331	—	—	—	—	—
Stock issuance for employee stock purchase plan	586	—	662	—	—	662
Reclassification of liability upon charter amendment	—	—	20,800	—	—	20,800
Stock-based compensation	—	—	4,405	—	—	4,405
Net loss	—	—	—	(30,994)	—	(30,994)
Other comprehensive loss, net of taxes	—	—	—	—	(94)	(94)
Balance, June 30, 2023	227,770	$22	$1,636,650	$(1,371,146)	$(31)	$265,495

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Six Months Ended June 30, 2022	Shares	Amount
Balance, December 31, 2021	221,960	$22	$1,578,943	$(858,225)	$(588)	$720,152
Issuance of stock upon exercise of options and RSU release	743	—	1,833	—	—	1,833
Stock issuance for employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	4,642	—	—	4,642
Net loss	—	—	—	(50,078)	—	(50,078)
Other comprehensive loss, net of taxes	—	—	—	—	(1,641)	(1,641)
Balance, March 31, 2022	222,703	22	1,585,418	(908,303)	(2,229)	674,908
Issuance of stock upon exercise of options and RSU release	1,951	—	6,011	—	—	6,011
Stock issuance for employee stock purchase plan	325	—	1,502	—	—	1,502
Stock-based compensation	—	—	6,315	—	—	6,315
Net loss	—	—	—	(41,821)	—	(41,821)
Other comprehensive loss, net of taxes	—	—	—	—	(465)	(465)
Balance, June 30, 2022	224,979	$22	$1,599,246	$(950,124)	$(2,694)	$646,450
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(274,971)	$(91,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,594	6,672
Stock-based compensation	8,719	10,957
Amortization of debt discount and issuance costs	3,752	6,833
Accretion of debt PIK interest	4,912	3,665
(Gain) loss on debt extinguishment	177,939	(10,007)
Gain on valuation of derivative liability	(33,578)	—
Others	(2,810)	53
Changes in operating assets and liabilities:
Accounts receivable	48,431	(1,026)
Inventory	(122,680)	(33,979)
Prepaid expenses and other current assets	16,690	(1,792)
Deferred cost of goods sold	973	(2,139)
Operating lease right-of-use assets and liabilities	(224)	372
Other assets	(2,547)	(11,830)
Accounts payable and accrued liabilities	71,419	3,259
Deferred revenue, current and non-current	20,476	3,966
Other non-current liabilities	4,963	197
Net cash used in operating activities	(68,942)	(116,698)
Cash flows from investing activities:
Purchase of investments	(154,598)	(297,672)
Proceeds from maturities of investments	226,000	316,000
Purchase of property and equipment	(9,375)	(27,577)
Net cash provided by (used in) investing activities	62,027	(9,249)
Cash flows from financing activities:
Repayment of government grants	—	(700)
Proceeds from exercise of stock options	113	7,844
Proceeds from employee stock purchase plan	662	1,502
Other financing activities	(3,354)	(16)
Net cash provided by (used in) financing activities	(2,579)	8,630
Net decrease in cash and cash equivalents, and restricted cash	(9,494)	(117,317)
Cash and cash equivalents, and restricted cash at the beginning of period	86,260	182,604
Cash and cash equivalents, and restricted cash at the end of period	$76,766	$65,287
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,352	$4,155
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Accrued capital expenditures in accounts payable and accrued liabilities	$7,118	$4,545
Non-cash transfer of assets to inventory	—	515
Reclassification of derivative liability upon charter amendment	$20,800	$—
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of Significant Accounting Policies
Organization and Description of Business
Proterra Inc (“Proterra” or the “Company") is a leading developer and producer of zero-emission electric vehicle and EV technology solutions for commercial application. Proterra designs, develops, manufactures, and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities, and other commercial transit fleets. It also designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions for global commercial vehicle manufacturers. Additionally, Proterra provides fleet-scale, high-power charging solutions for its customers. Proterra is headquartered in Burlingame, California, and has manufacturing and product development facilities in Burlingame and City of Industry, California, and Greenville and Greer, South Carolina. The Company has consolidated bus production in Greenville, South Carolina and is in the process of consolidating battery production in Greer, South Carolina.
Proterra Operating Company, Inc. (“Proterra OpCo” and formerly known as Proterra Inc prior to the consummation of the Business Combination (“Legacy Proterra”)) was originally formed in June 2004 as a Colorado limited liability company and converted to a Delaware corporation in February 2010. On June 14, 2021, Legacy Proterra consummated the transactions contemplated by the Merger Agreement, by and among ArcLight Clean Transition Corp. (“ArcLight”), (and, after the Domestication, Proterra), Phoenix Merger Sub, and Legacy Proterra, whereby Phoenix Merger Sub merged with and into Legacy Proterra, and Legacy Proterra being the surviving corporation and a wholly owned subsidiary of Proterra. Legacy Proterra changed its name to “Proterra Operating Company, Inc.” and continues as a Delaware Corporation and wholly-owned subsidiary of Proterra. Unless otherwise specified or unless the context otherwise requires, references in these notes to the “Company,” “we,” “us,” or “our” refer to Legacy Proterra prior to the Business Combination and to Proterra following the Business Combination.
Voluntary Filing under Chapter 11
On August 7, 2023 (the “Petition Date”), Proterra Inc and its subsidiary, Proterra Operating Company, Inc. (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Bankruptcy Court” and such cases, the “Chapter 11 Cases”). The Cases are, pending an order authorizing joint administration by the Bankruptcy Court, currently administered under the captions In re Proterra Inc, Case No. 23-11120 (BLS) (Bankr. D. Del. 2023) and In re Proterra Operating Company, Inc., Case No. 23-11121 (BLS) (Bankr. D. Del. 2023), for the Company and Proterra Operating Company, Inc. respectively. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors are seeking from the Bankruptcy Court a variety of “first-day” relief”, including, among other things, authority to use cash collateral, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and continue customer programs. As of August 8, 2023, the motions filed by the Debtors seeking this “first-day” relief are pending approval by the Bankruptcy Court on an interim or final basis, as applicable. See additional considerations within Note 11, Subsequent Events.
Liquidity and Going Concern
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet our future obligations as they become due within one year of the financial statements being issued in this Quarterly Report on Form 10-Q. These financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and this basis assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has incurred net losses and negative cash flows from operations since inception. As of June 30, 2023, the Company has an accumulated deficit of $1.4 billion, and cash and cash equivalents and short-term investments of $220.8 million. The Company has funded operations primarily through a combination of equity and debt financing. There was no outstanding balance under the Senior Credit Facility as of June 30, 2023. There was an aggregate of $20.1 million of letters of credit outstanding under the Senior Credit Facility as of June 30, 2023. As of June 30, 2023, the aggregate principal amount of Convertible Notes outstanding was $175.9 million inclusive of PIK interest of $22.4 million.
The Company filed the Chapter 11 Cases on August 7, 2023 which constituted an event of default that accelerated the Company’s obligations under the following debt instruments:
•The Senior Credit Facility, which, as of June 30, 2023, has no outstanding balance and $20.1 million of letters of credit outstanding; and
•The $175.9 million aggregate principal amount of Convertible Notes outstanding as of June 30, 2023.
The debt instruments set forth above provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt instruments set forth above are subject to the applicable provisions of the Bankruptcy Code.
In addition, beginning on the Petition Date, the Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan, emerge from the Chapter 11 proceedings and generate sufficient liquidity to meet its contractual obligations and operating needs. As a result of the risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for a Chapter 11 plan from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court and the company’s creditors. There can be no assurance that the Company will be successful in conducting a sale, executing a transaction, or able to consummate a Chapter 11 plan with respect to the Chapter 11 Cases. As a result of risks and uncertainties related to events of default under our debt obligations, the delisting of our common stock and the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern for the next 12 months. See Note 11, Subsequent Events for additional details on the Chapter 11 Cases.
The Company’s condensed consolidated financial statements as of June 30, 2023 do not include any adjustments related to the filing of the Chapter 11 Cases.
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and the related notes incorporated by reference in the Company’s Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 17, 2023 and amended on May 1, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2022 was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2023

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and the results of operations and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Annual Report, except for the accounting policies related to the Convertible Notes and derivative liability described in Note 4, Debt, adopted during the three months ended March 31, 2023, that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Segments
The Company operates in the United States and has sales to the European Union, Canada, United Kingdom, Australia, Japan and Türkiye. Revenue disaggregated by geography, based on the addresses of the Company’s customers, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$67,682	$61,673	$133,105	$113,640
Rest of World	18,032	12,891	32,138	19,505
	$85,714	$74,564	$165,243	$133,145
The Company’s chief operating decision maker is its Chief Executive Officer (CEO) who reviews financial information presented on a consolidated basis for purposes of making decision on allocating resources and assessing financial performance. Accordingly, the Company has determined that it has a single reportable segment.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of June 30, 2023 and December 31, 2022.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments are maintained primarily at one financial institution as of June 30, 2023, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Revenue				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Number of customers accounted for 10% or more	2	2	2	2	2	2
Total % for customers accounted for 10% or more	43%	25%	32%	26%	45%	48%
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
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. No impairment charge was recognized in the three and six months ended June 30, 2023 and 2022, respectively.
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
The changes in deferred revenue consisted of the following (in thousands):

Deferred revenue as of December 31, 2022	$67,398
Revenue recognized from beginning balance during the six months ended June 30, 2023	(14,843)

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue added during the six months ended June 30, 2023	35,320
Deferred revenue as of June 30, 2023	$87,875
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
Revenue derived from performance obligations satisfied over time from charging systems and installation was $1.6 million and zero for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively. Leasing revenue and extended warranty revenue recognized over time was immaterial for the three and six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, the contract assets balance was $13.4 million and $26.1 million, respectively, and are recorded in the prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are expected to be billed within the next twelve months.
As of June 30, 2023, the amount of remaining performance obligations that have not been recognized as revenue was $513.8 million, of which 84% were expected to be recognized as revenue over the next 12 months and the remainder thereafter. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue of these commercial offerings are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proterra Transit	$21,113	$50,819	$65,975	$86,200
Proterra Powered & Energy	64,601	23,745	99,268	46,945
Total	$85,714	$74,564	$165,243	$133,145
Product Warranties
Warranty expense is recorded as a component of cost of goods sold. Accrued warranty activity consisted of the following (in thousands):

Six Months Ended June 30, 2023
Warranty reserve- beginning of period	$25,513
Warranty costs incurred	(1,361)
Net changes in liability for pre-existing warranties, including expirations	(3,000)
Provision for warranty	9,017
Warranty reserve- end of period	$30,169
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended June 30, 2023 that are of significance or potential significance to the Company.
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial assets and liabilities measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

	Pricing Category	Fair Value at
		June 30, 2023	December 31, 2022
Assets:
Cash equivalents and marketable securities:
Money market funds	Level 1	$36,648	$14,941
Short-term investments:
U.S. Treasury securities	Level 1	156,615	224,359
Total		$193,263	$239,300

Liabilities:
Other non-current liabilities
Derivative liability	Level 3	$81,300	$—
Total		$81,300	$—
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
As of June 30, 2023, the Company has $26.6 million of long-term investments recorded in other assets in the condensed consolidated balance sheets, comprised of minority ownership of equity investments in privately held entities. The long-term investment balances include $25.0 million strategic equity investment made in the third quarter of 2022 in an entity that the Company expects to produce lithium iron phosphate (LFP) battery cells in the United States in the coming years which is expected to provide the Company with development opportunities for battery packs with another cell chemistry to address additional segments of the commercial vehicle market. These investments do not have a readily determinable fair value and are accounted for under a measurement alternative at cost, less impairment, adjusted for observable price changes. No impairment charges or observable price changes were recognized in the six months ended June 30, 2023 and 2022. There are no unrealized gains or losses associated with these investments as of June 30, 2023.
The following is a summary of cash equivalents and marketable securities as of June 30, 2023 (in thousands):

	Amortized Cost	Unrealized Gain	Estimated Fair Value
Cash equivalents:
Money market funds	$36,648	$—	$36,648
Short-term investments:
U.S. Treasury securities	156,646	(31)	156,615
Total	$193,294	$(31)	$193,263
As of June 30, 2023, the contractual maturities of the short-term investments were less than one year.

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
The fair value of derivative liability under the Convertible Notes was measured as the difference between the estimated value of the Convertible Notes with and without the embedded features. See Note 4, Debt, for additional information on the Convertible Notes. The combined value of the Convertible Notes was $267.4 million as of June 30, 2023.
A summary of the changes of the derivative liability is as follows (in thousands):

Derivative liability
Fair value at issuance as of March 31, 2023	$135,678
Change in fair value	(33,578)
Reclassification of liability upon charter amendment	(20,800)
Fair value as of June 30, 2023	$81,300
The change in fair value of derivative liability is recorded in the statements of operations. On June 23, 2023, the Company received stockholder approval to increase the number of authorized shares and subsequently filed a certificate of amendment with the State of Delaware. Upon amending the certificate of incorporation, certain embedded conversion features associated with the Convertible Notes no longer qualify for derivative accounting because the Company has sufficient number of authorized shares to issue upon conversion of the Convertible Notes. The carrying amount of the derivative liability of $20.8 million associated with those conversion features, which is the fair value as of June 23, 2023, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging. The fair value change in derivative liability was caused by changes of stock price and certain underlying assumptions related to the likelihood of conversion.
The value was determined utilizing a Monte Carlo simulation pricing model and also utilized a discounted cash flow model prior to obtaining the shareholder approval to the Nasdaq Proposal discussed in Note 4, Debt, based on certain significant inputs not observable in the market, and thus represents a level 3 measure. The key inputs to the valuation models include equity volatility, likelihood and expected term until a liquidity event, risk-free interest rate and estimated yield for the Convertible Notes.
3.    Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$27,553	$58,754
Cash equivalents	36,648	14,941
Total cash and cash equivalents	$64,201	$73,695
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

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$64,201	$73,695
Restricted cash, current portion	12,565	12,565
Total cash and cash equivalents, and restricted cash	$76,766	$86,260
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$240,558	$127,199
Work in progress	30,049	21,153
Finished goods	12,439	13,518
Service parts	9,201	7,697
Total inventories	$292,247	$169,567
Increases in Raw materials as of June 30, 2023 is primarily related to the timing of receipts of lithium-ion cells for our battery packs and increase of work in progress and finished goods mainly due to timing of bus deliveries. For the three months ended June 30, 2023, $6.8 million of expenses were recorded related to the write down of inventories for excess or obsolete inventories and lower of cost or market adjustment. The reserve expenses were immaterial for each of the three and six months ended June 30, 2022, and the three months ended March 31, 2023.
Property, plant, and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer hardware	$6,063	$5,465
Computer software	16,056	11,012
Internally used vehicles and charging systems	11,738	15,177
Leased vehicles and batteries	5,142	5,142
Leasehold improvements	30,938	10,716
Machinery and equipment	53,999	28,942
Office furniture and equipment	3,408	2,523
Tooling	24,316	22,430
Finance lease right-of-use assets	878	179
Construction in progress	30,399	72,505
	182,937	174,091
Less: Accumulated depreciation and amortization	(72,231)	(66,539)
Total	$110,706	$107,552
Construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date, and mainly related to the equipment and facility build out at the battery manufacturing facility (Powered 1) in Greer, South Carolina.
For the three and six months ended June 30, 2023, depreciation and amortization expense were $4.9 million and $9.6 million, respectively. For the three and six months ended June 30, 2022, depreciation and amortization expense were $3.3 million and $6.7 million, respectively.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and related expenses	$9,861	$8,647
Accrued sales and use tax	339	1,784
Warranty reserve	8,098	8,406
Accrued supplier liability	1,170	7,699
Insurance related	890	4,445
Other accrued expenses	3,215	2,570
Total	$23,573	$33,551

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Warranty reserve	$22,071	$17,107
Finance lease liabilities, non-current	461	57
Total	$22,532	$17,164
4.    Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Senior Credit Facility	$—	$—
Convertible Notes	180,629	122,692
Total debt	$180,629	$122,692
Less debt, current	180,629	122,692
Debt, non-current	$—	$—
Senior Credit Facility
In May 2019, the Company entered into the Senior Credit Facility with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 9, 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentage of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The Senior Credit Facility includes a $25.0 million letter of credit sub-line as of June 30, 2023. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
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
There was no outstanding balance for borrowings under the Senior Credit Facility as of June 30, 2023 and December 31, 2022. There was an aggregate of $20.1 million in letters of credit outstanding under the Senior Credit Facility as of June 30, 2023.
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
Convertible Notes
In August 2020, Legacy Proterra issued $200.0 million aggregate principal amount of Convertible Notes with an initial maturity date on August 4, 2025. The Convertible Notes had a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind (“PIK”) interest of 4.5% per annum payable by increasing the principal balance at each quarter end.
Each of the Convertible Notes rank equally without preference or priority of any kind over one another, but senior in all rights, privileges and preferences to all shares of the Company’s capital stock and all other securities of the Company that are convertible into or exercisable for the Company’s capital stock directly or indirectly. The Convertible Notes are secured by substantially all of the assets of Legacy Proterra, including its intellectual property.
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
The Company was not in compliance with the Minimum Liquidity Covenant as of December 31, 2022. The Company received a waiver of the Minimum Liquidity Covenant in February 2023 which provided for retroactive effect, so that no such event of default occurred in the year ended December 31, 2022.
The Company’s inability to deliver audited financial statements certified by the Company’s independent registered public accounting firm without qualification (or similar notation) as to going concern with respect to the 2022 Financials would have been an event of default under both the Senior Credit Facility and the Convertible Notes. On March 14, 2023, the Company obtained a limited advance waiver from the holders of the Convertible Notes with respect to the Going Concern Covenant until March 31, 2023. On March 31, 2023, the Company received a waiver for the Senior Credit Facility to consent to the delivery of the 2022 Financials with a going concern qualification and waived the cross default of the corresponding covenant under the Convertible Notes in connection with the 2022 Financials.
As a result, the Company was in compliance with the covenants contained in the Senior Credit Facility and Convertible Facility as of March 31, 2023.
Amendment to the Notes Purchase Agreement and Convertible Notes
On March 31, 2023, the Company entered into an amendment to the Notes Purchase Agreement and Convertible Notes, which includes amendments to the interest rate, maturity date, mandatory and optional conversion rights, limitations on the issuance of shares of the Company’s common stock upon conversion and the

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company’s obligation to seek stockholder approvals as described below, minimum liquidity requirements and certain other covenants described in further detail below (together, the “Convertible Notes Amendments”).
The Convertible Notes Amendments provide for (i) a waiver of the Minimum Liquidity Covenant through May 31, 2024, requiring instead a minimum Liquidity of $125.0 million as of the last day of each quarter from March 31, 2023 through and including May 31, 2024, and (ii) a waiver of the requirement that the Company’s financial statements be certified by the Company’s auditor without qualification (or similar notation) as to going concern for the Company’s consolidated financial statements for fiscal years 2022 and 2023. After May 31, 2024, the Convertible Notes require the Company to maintain Liquidity at each quarter end of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn for the three-month period then ended. In addition, the Convertible Notes contain an additional holding company covenant limiting the Company’s ability to engage in business, operations and activities other than as set forth in the Convertible Notes.
The Convertible Notes Amendments extend the maturity date of the Convertible Notes to August 4, 2028, except with respect to $3.5 million original principal amount, which have since also been extended as described below. The annual interest rate was increased to 12.0% per annum, consisting of 5.0% in cash and 7.0% PIK interest with the PIK default rate proportionally increased to 9.0%. The increased PIK interest on the Convertible Notes is to be accrued from March 17, 2023.
In addition, the Convertible Notes Amendments amended the mandatory conversion provision in the existing Convertible Notes to provide for mandatory conversion only on or after March 31, 2024, if the daily VWAP of the Company’s common stock equals or exceeds (a) $15.00 after March 31, 2024 to but not including March 31, 2025, or (b) $12.00 after March 31, 2025, in each case, over a period of 20 consecutive trading days and providing that if the mandatory conversion trigger is met, to convert at a conversion price equal to (i) $4.00 until 1/3 of the aggregate balance of such Convertible Note (including all PIK interest and cash interest accrued but not paid) is converted, (ii) thereafter, $5.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, and (iii) thereafter, $6.00. The conversion prices will be equitably adjusted to reflect any stock dividends, stock splits, reverse stock splits, recapitalizations or other similar events.
In addition, following the Convertible Notes Amendments, holders of the Convertible Notes have an additional option, at any time on or after March 31, 2024 until maturity of the Convertible Notes, to convert at a conversion price equal to (i) $4.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, (ii) thereafter, $5.00 until 1/3 of the aggregate balance of the such Convertible Note is converted, and (iii) thereafter, $6.00, which conversion right shall be exercisable in whole or in part from time to time; provided, however, that if the Company consummates a Qualified Financing (as defined below), the holder, at its option, at any time or from time to time on or after March 31, 2024, may convert its Convertible Notes at a conversion price equal to 75% of the lowest per share cash purchase price of the common stock or preferred stock sold by Proterra in any Qualified Financing, subject to a $1.016 floor conversion price. “Qualified Financing” means, as of any date of determination, a bona fide equity financing, if any, on or after March 31, 2023, in which the Company or Proterra OpCo sells equity or equity-linked securities in a capital-raising transaction (which may include a public offering of the Company’s equity securities).
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
The Convertible Notes provide that no “person” or “group” (within the meaning of Section 13(d) of the Exchange Act) will be entitled to receive any of the Company’s common stock otherwise deliverable upon conversion of the Convertible Notes to the extent that such receipt would cause such person or group to become,

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
directly or indirectly, a “beneficial owner” as defined in Rule 13d-3 under the Exchange Act of more than 40% of the Company’s common stock outstanding at such time (the “Beneficial Ownership Limitation”), and no conversion of the Convertible Notes shall take place to the extent (but only to the extent) that such receipt (or conversion) would cause any Note holder or its affiliates to beneficially own shares of the Company’s common stock in excess of the Beneficial Ownership Limitation.
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
The Company was obligated to use best efforts to seek the above stockholder approvals as promptly as practicable and no later than the Company’s 2023 annual meeting of stockholders; provided that if such stockholder approvals are not received at the Company’s 2023 annual meeting of stockholders, the Company is obligated to call a special meeting of stockholders every 6 months until such stockholder approvals are received.
For any additional shares exceeding the 45,257,360 or 177,782,000 share limits set forth above, the Convertible Notes holders had the right to elect either (x) to rescind the conversion with respect to (and only with respect to) the portion of the balance of the Convertible Notes that relates to the number of shares of the Company’s common stock exceeding the applicable limitations (the “Excess Shares”), or (y) for the Company to pay to such Convertible Note holder an amount equal to the product of (A) the number of Excess Shares, multiplied by (B) the simple average of the daily VWAP of the common stock for the 20 consecutive trading days ending on and including the trading day immediately preceding the applicable conversion date.
Immediately prior to the Convertible Notes Amendments, the Convertible Notes, net of debt discount and issuance costs, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal	$153,500	$153,500
PIK interest	19,196	17,301
Total principal	172,696	170,801
Less debt discount and issuance costs	(44,275)	(48,109)
Total Convertible Notes	$128,421	$122,692
In accordance with ASC Topic No. 470-50, Debt – Modifications and Extinguishments, the Convertible Notes Amendments were determined to be an extinguishment of the existing debt and an issuance of new debt upon the effectiveness of the Convertible Notes Amendments on March 31, 2023. The new debt is initially recorded at its fair value of $313.4 million, and a loss on debt extinguishment is calculated as the difference between the fair value of the new debt, the net carrying amount of the old debt, and other adjustments required under US GAAP. The Company recorded a loss on debt extinguishment of $177.9 million in the condensed consolidated statements of operations and the $7.2 million fair value of the mandatory conversion feature under the Convertible Notes immediately prior to the Convertible Notes Amendments were recorded to offset stockholders’ equity in accordance with Topic 815, Derivatives and Hedging. The embedded features in the Convertible Notes include

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of the Company’s common stock. These conversion features were bifurcated and accounted for as a derivative liability separately from the host debt instrument. As of March 31, 2023, the fair value of derivative liability of $135.7 million was recorded as debt discount on the condensed consolidated balance sheets, which will be amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The derivative liability will be remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. The Convertible Notes Amendments were a non-cash transaction and had no impact to the financing activities in the statements of cash flows for the three and six months ended June 30, 2023.
Upon effectiveness of the Convertible Notes Amendments, the Convertible Notes, inclusive of debt premium, consisted of the following (in thousands):

March 31, 2023
Principal	$153,500
PIK interest	19,371
Total principal	172,871
Plus debt premium	4,864
Total Convertible Notes	$177,735
On May 19, 2023, $3.5 million original principal amount of Convertible Notes was amended to extend the maturity date to August 4, 2028.
On June 23, 2023, the stockholders of the Company approved and the Company filed in Delaware an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 500,000,000 shares to 1,000,000,000 shares. The stockholders also approved the Nasdaq Proposal.
Upon receiving the stockholder approval, certain embedded conversion features associated with the Convertible Notes no longer qualify for derivative accounting. The carrying amount of the derivative liability of $20.8 million associated with those conversion features, which is the fair value as of June 23,2023, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging. The remaining derivative liabilities are continually remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. See Note 2, Fair Value of Financial Instruments, for details of valuation methodology and impact of change of fair value of derivative liability.
As of June 30, 2023, the Convertible Notes, inclusive of debt premium, consisted of the following (in thousands):

June 30, 2023
Principal	$153,500
PIK interest	22,388
Total principal	175,888
Plus debt premium	4,741
Total Convertible Notes	$180,629

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amortization expense of debt discount (premium) and issuance costs were $(0.1) million and $3.7 million for the three and six months ended June 30, 2023, respectively. The amortization expense of debt discount and issuance costs were $3.5 million and $6.8 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, the contractual future principal repayments of the total debt were as follows (in thousands):

2028 (1)	$175,888
Total debt	$175,888
__________________
(1)Including PIK interest added to principal balance through June 30, 2023.
The Company was in compliance with the covenants contained in the Senior Credit Facility and Convertible Facility as of June 30, 2023.
Due to the Company’s potential inability to comply with the Minimum Liquidity Covenant in future periods and any resulting potential events of default under the Convertible Notes and the Senior Credit Facility, even though the Convertible Notes have a maturity date in August 2028, the related liabilities were classified as current liability on the Company’s condensed consolidated balance sheets as of June 30, 2023.
5.    Leases
As a Lessor
The net investment in leases were as follows (in thousands):

	June 30, 2023	December 31, 2022
Net investment in leases, current	$984	$985
Net investment in leases, non-current	9,925	9,304
Total net investment in leases	$10,909	$10,289
Interest income from accretion of net investment in lease was not material in the six months ended June 30, 2023 or 2022.
Future minimum payments receivable from operating and sales-type leases as of June 30, 2023 for each of the next five years were as follows:

	Operating leases	Sales-type leases
Remainder of 2023	$175	$435
2024	—	1,010
2025	—	1,762
2026	—	1,808
2027	—	1,808
Thereafter	—	4,896
Total minimum lease payments	$175	$11,719
As a Lessee
The Company leases its office and manufacturing related facilities in Burlingame and City of Industry, California, Greenville and Greer, South Carolina, and Rochester Hills, Michigan under operating lease agreements with various expiration dates from 2023 through 2033.
The Company had no material finance leases as of June 30, 2023.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Remainder of 2023	$4,016
2024	4,204
2025	3,487
2026	2,615
2027	2,238
Thereafter	9,858
Total undiscounted lease payment	26,418
Less: imputed interest	(4,956)
Total operating lease liabilities	$21,462
Operating lease expense was $1.9 million and $4.0 million for the three and six months ended June 30, 2023, respectively. Operating lease expense was $1.9 million and $3.5 million for the three and six months ended June 30, 2022, respectively.
Short-term and variable lease expenses for the six months ended June 30, 2023 and 2022 were not material.
Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(4,170)	$(2,916)
Lease liabilities arising from obtaining right-of-use assets:
Operating lease	$—	$4,178
Finance lease	$699	$—
Operating lease right-of-use assets and liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$16,986	$20,274
Operating lease liabilities, current	5,032	6,876
Operating lease liabilities, non-current	16,430	18,098
Total operating lease liabilities	$21,462	$24,974
The weighted average remaining lease term and discount rate of operating leases were 6.5 years and 6.1%, respectively, as of June 30, 2023. The weighted average remaining lease term and discount rate of operating leases were 6.4 years and 6.2%, respectively, as of December 31, 2022.
As of June 30, 2023, the Company had no significant additional operating leases and finance leases that have not yet commenced.
6.    Commitments and Contingencies
Purchase Commitments
As of June 30, 2023, the Company had outstanding inventory and other purchase commitments of $2.0 billion, excluding unestimatable variable components. Most of the commitments relate to the expected purchase of cylindrical cells to be manufactured at a yet to be built LG Energy Solution battery cell plant in the United

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
States, pursuant to a long-term supply agreement through 2028. The terms of the agreement require the Company to make certain prepayments that vary in size and that are made as milestones are met on the construction of the US facility. As of June 30, 2023, the Company has made a $10.0 million prepayment, which was recorded as the long-term inventory prepayment on the consolidated balance sheets. Subject to the Chapter 11 Cases, the Company expects the next prepayment to be made within the next six to twelve months. The prepayments will be recouped by the Company by offsetting a predetermined amount per unit on cells purchased from LG Energy Solution. See considerations of the Chapter 11 Cases in Note 11, Subsequent Events.
Letters of Credit
As of June 30, 2023, the Company had letters of credit outstanding totaling $20.2 million, which will expire over various dates in 2023 and 2024.
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
As of June 30, 2023 and December 31, 2022, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.
7.    Stockholders’ Equity
On June 23, 2023, the stockholders of the Company approved and the Company filed in Delaware an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 500,000,000 shares to 1,000,000,000 shares. As of June 30, 2023, the Company is authorized to issue 1,010,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consist of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 30, 2023, 227,770,490 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.
As of June 30, 2023, the Company had reserved shares of common stock for issuance as follows (in thousands):

2010 Equity Incentive Plan	14,778
2021 Equity Incentive Plan	30,472
2021 Employee Stock Purchase Plan	4,877
Warrants	1
Earnout Stock	18,009
Convertible notes	247,835
Total	315,972
8.    Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
In 2010, Legacy Proterra adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units. Upon Closing, the then outstanding options under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, such options continue to be subject to the terms of the 2010 Plan and applicable award agreements; however, no further awards can be granted under the 2010

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Plan. As of June 30, 2023, options to purchase 14,777,745 shares of common stock remained outstanding under the 2010 Plan.
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
The first offering period started in the fourth quarter of 2021. The Company calculated the fair value of the employees’ purchase rights related to the ESPP using the Black-Scholes model and recorded approximately $0.6 million and $0.6 million of stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively. In the three months ended June 30, 2023 and 2022, the Company issued 586,008 and 325,106 shares of common stock under the ESPP with a purchase price of $1.13 and $4.62 per share, respectively.

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022 (1)	14,256,697	$4.32	5.5	$9,469
Granted	3,035,164	1.41
Exercised	(57,036)	1.98
Cancelled/forfeited/expired (2)	(1,618,145)	5.45
Balance as of June 30, 2023 (3)	15,616,680	$3.65	4.9	$—
Exercisable as of June 30, 2023 (4)	11,872,462	$3.96	3.1	$—
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares. See below for further details.
(2)Excluding 502,032 shares cancelled under the Equity Awards with weighted average exercise price of $19.61 per share.
(3)Excluding Equity Awards of 2,175,468 shares and Milestone Options of 669,375 shares outstanding as of June 30, 2023.
(4)Excluding 2,008,124 shares exercisable under the Equity Awards with weighted average exercise price of $19.61 per share as of June 30, 2023.
In March 2020, in conjunction with Mr. Allen’s appointment as the then President and Chief Executive Officer, the board of directors of Legacy Proterra approved a grant to Mr. Allen of stock option awards with respect to 4,685,624 shares, comprised of (1) 1,338,749 shares of a time-based award with an exercise price of $5.33 per share vesting quarterly over four years, (2) 2,677,500 shares of a time-based award consisting of four tranches with an exercise price of $11.21, $16.81, $22.41 and $28.02 per share, respectively, and vesting quarterly over four years (“Equity Awards”), and (3) 669,375 shares of milestone-based award with an exercise price of $5.33 per share vesting entirely and becoming exercisable on the first trading day following the expiration of the lockup period of the Company’s initial public offering or the consummation of a change in control of the Company or upon the consummation of a merger involving a special purpose acquisition company (“Milestone Options”). The stock-based compensation expense for Milestone Options was recognized at the time the performance milestone became probable of achievement, which was at the time of Closing. Upon Closing, the 669,375 shares underlying the Milestone Options fully vested, and $2.1 million stock-based compensation expense was recognized in June 2021. As of June 30, 2023, Mr. Allen retired from the board, and his unvested shares were canceled.
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $0.1 million for the six months ended June 30, 2023. The total estimated grant date fair value of stock options vested was $4.0 million for the six months ended June 30, 2023. As of June 30, 2023, the total unrecognized stock-based compensation expense related to outstanding stock options was $8.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	6.3	6.3
Risk-free interest rate	3.7%	2.0%
Expected volatility	67.2%	55.1%
Expected dividend rate	—	—

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of the Company's RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	5,733,227	$7.07
Granted	5,051,133	1.60
Released	(862,285)	6.61
Forfeited	(1,481,739)	5.58
Balance as of June 30, 2023	8,440,336	$4.11
The compensation expense related to the service-based RSU awards is determined using the fair market value of the Company’s common stock on the date of the grant. As of June 30, 2023, the total unrecognized stock-based compensation expense related to outstanding RSUs was $28.9 million, which is expected to be recognized over a weighted-average period of 3.1 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$272	$378	$577	$894
Research and development	1,265	1,288	2,457	2,281
Selling, general and administrative	2,868	4,649	5,685	7,782
Total stock-based compensation expense	$4,405	$6,315	$8,719	$10,957
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

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net loss per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(30,994)	$(41,821)	$(274,971)	$(91,899)
Effect of dilutive securities:
Interest expense to be recognized upon conversion of Convertible Notes (1)	—	(51,623)	—	(47,797)
Numerator for diluted EPS - Net loss after the effect of dilutive securities	$(30,994)	$(93,444)	$(274,971)	$(139,696)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic	227,282	223,745	226,848	223,015
Convertible Notes (1)	—	25,131	—	24,855
Diluted weighted average shares	227,282	248,876	226,848	247,870
Net loss per share of common stock:
Basic	$(0.14)	$(0.19)	$(1.21)	$(0.41)
Diluted	$(0.14)	$(0.38)	$(1.21)	$(0.56)
__________________
(1)Adjustment is under the “if-converted” method. Adjustments for the three months ended June 30, 2022 include write-off of $59.0 million unamortized debt discount of the Convertible Notes as of March 31, 2022, offset by the $7.4 million interest expense recorded in net loss of three months ended June 30, 2022. Adjustments for the six months ended June 30, 2022 include write-off of $62.3 million unamortized debt discount of the Convertible Notes as of December 31, 2021, offset by the $14.5 million interest expense recorded in net loss of six months ended June 30, 2022.

The Company applies the treasury stock method when calculating the diluted net income (loss) per share of common stock and “if-converted” method for Convertible Notes when applicable.
Prior to the Convertible Notes Amendments, the outstanding Convertible Notes including accrued interest would have been automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP exceeded $9.86 over 20 consecutive days subsequent to January 13, 2022. Following the Convertible Notes Amendments and as of June 30, 2023, the conditions for the convertible features under the Convertible Notes were not satisfied. See Note 4, Debt, for additional information on the conversion provisions of the Convertible Notes.
Since the Company was in a loss position after the effect of diluted securities, no adjustment is required to the weighted-average shares used in computing the diluted net loss per share as the inclusion of the remaining potential common stock shares outstanding would have been anti-dilutive. The potentially dilutive securities were as follows (in thousands):

June 30, 2023
Stock options and RSUs to purchase common stock	26,902
Warrants to purchase common stock	1
Convertible notes (2)	36,598
Total	63,501
__________________
(2)Calculated based on the Convertible Notes balance inclusive PIK interest as of June 30, 2023 and the optional conversion prices as described in Note 4, Debt.

10.    401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides a matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $0.9 million

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and $2.0 million in the three and six months ended June 30, 2023, respectively. The matching contribution costs incurred were $0.8 million and $1.5 million in the three and six months ended June 30, 2022, respectively.
11.    Subsequent Events
The Chapter 11 Cases
Background to Chapter 11 Cases
As previously disclosed, the Company has incurred net losses and negative cash flows from operations since inception and has funded operations primarily through a combination of equity and debt financing. The Company’s existing loan facilities include a requirement that the Company maintain minimum liquidity and deliver financial reports without a going concern qualification, which have been waived or modified as the Company pursued various strategies designed to improve liquidity and cash generated from operations, such as expense reduction and cash savings initiatives that include streamlining facilities, initiating working capital initiatives, and reducing overall selling, general and administrative expenses that include a workforce reduction announced in January 2023, the closure of the City of Industry facility by December 31, 2023 to improve operational efficiency and consolidating all battery production in our Powered 1 battery factory in the second half of 2023. Additionally, the Company explored potential options for raising additional funds through the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, as disclosed in the Debtors’ filings in the Chapter 11 Cases, the Company has not been able to secure additional financing.
Voluntary Filing under Chapter 11
As a result of the liquidity shortfall and an inability to secure additional financing, on August 7, 2023 (the “Petition Date”), Proterra Inc and its subsidiary, Proterra Operating Company, Inc. (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Bankruptcy Court” and such cases, the “Cases”). The Cases are, pending an order authorizing joint administration by the Bankruptcy Court, currently administered under the captions In re Proterra Inc, Case No. 23-11120 (BLS) (Bankr. D. Del. 2023) and In re Proterra Operating Company, Inc., Case No. 23-11121 (BLS) (Bankr. D. Del. 2023), for the Company and Proterra Operating Company, Inc. respectively. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors are seeking from the Bankruptcy Court a variety of “first-day” relief”, including, among other things, authority to use cash collateral, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and continue customer programs. As of August 8, 2023, the motions filed by the Debtors seeking this “first-day” relief are pending approval by the Bankruptcy Court on an interim or final basis, as applicable.
As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the following debt instruments:
•The Senior Credit Facility, which, as of June 30, 2023, has no outstanding balance and $20.1 million of letters of credit outstanding; and
•The $175.9 million aggregate principal amount of Convertible Notes outstanding as of June 30, 2023.
The debt instruments set forth above provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt instruments set forth above are subject to the applicable provisions of the Bankruptcy Code.
In addition, the Company expects to reclassify all pre-petition debt obligations to liabilities subject to compromise on its condensed consolidated balance sheets because the filing of the Chapter 11 Cases

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
accelerated substantially all of the Company’s obligations under nearly all of its pre-petition debt instruments. Since the Petition Date occurred after June 30, 2023, these reclassifications are not reflected on the condensed consolidated balance sheets as of June 30, 2023 included herein. See Note 4, Debt for details of the Company’s debt obligations.
Reorganization Accounting
Beginning on the Petition Date, the Company will apply Financial Accounting Standards Board Codification Topic 852, Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11 (the “Effective Date”), to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as the write-off of unamortized debt issuance costs and premium on debt subject to compromise, legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, the balance sheet must distinguish between debtor pre-petition liabilities subject to compromise from pre-petition or post-petition liabilities that are not subject to compromise. Liabilities subject to compromise are pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount.
Debtors-In-Possession
The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Debtors have brought and will seek Bankruptcy Court approval of motions designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Debtors have filed and will file motions with the Bankruptcy Court to authorize the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to, among other things: (i) pay employees’ wages and related obligations; (ii) pay prepetition claims of certain lien claimants and critical vendors; (iii) continue to operate their cash management system in a form substantially similar to pre-petition practice (iv) continue to maintain and administer certain existing customer programs; (v) pay taxes in the ordinary course; (vi) maintain their insurance program and surety bond program in the ordinary course; (vii) pay utility providers in the ordinary course; and (viii) to use cash collateral. In addition, the Debtors expect to seek Bankruptcy Court approval for an order limiting trading of the Company’s equity securities to protect the Company’s Net Operating Losses.
Marketing Process
In addition to the aforementioned first day motions, the Debtors expect to file a motion seeking Bankruptcy Court approval of certain procedures related to a marketing and bidding process for one or more potential sales or reorganization of all or certain assets of the Debtors, including the assets of Debtors’ Proterra Transit, Proterra Powered, and Proterra Energy business lines.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach

PROTERRA INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.
Potential Claims
The Debtors will file with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by the deadline for general claims, which deadline has not yet been set by the Bankruptcy Court.
Debtors will receive proofs of claim, that will be reconciled to amounts recorded in the Company’s accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims expected to be filed, the claims resolution process may take considerable time to complete and likely will continue throughout the Chapter 11 proceedings.
NASDAQ Delisting Proceedings
As previously disclosed, on August 8, 2023, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s Common Stock, $0.0001 par value per share (the “Common Stock”), will be delisted from the Nasdaq Global Select Market. The Company does not intend to appeal this determination.
Trading of the Company’s Common Stock will be suspended by Nasdaq at the opening of business on August 17, 2023.

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
Commercial and industrial fleets are expected to adopt electric vehicles at increasingly higher rates over the next two decades, driven by factors including emissions targets and regulations, and lower operating costs. More than 200,000 new electric buses, medium-duty trucks, and heavy-duty trucks are expected to be sold in the industry by 2030 and approximately 650,000 by 2040 in our core markets of North America and Europe. Assuming average battery capacity per vehicle of 225 kWh for medium-duty trucks, 300 kWh for buses and 750 kWh for heavy-duty trucks, we estimate this could translate into demand for heavy-duty commercial and industrial-scale batteries of approximately 90 GWh by 2030 and approximately 300 GWh by 2040 in such markets. Our business strategy is to capitalize on this opportunity through our industry-leading commercial electrification solutions. Additionally, to improve battery production efficiency, the Company will consolidate the battery production from Burlingame, California to Powered 1 battery factory in the third quarter of 2023. These changes are part of an overall operational efficiency effort by the Company to address the challenges we have faced related to improving our margins and increasing our cash flows. This is an ongoing process and our efforts to date have not yet fully addressed these challenges partially due to the slower than expected ramp of our Powered 1 battery factory.
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
Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us the leader in the U.S. electric transit bus market. With over 1,100 electric transit buses delivered since inception, our electric transit buses currently have delivered more than 45 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
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
Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through June 30, 2023, Proterra Powered has delivered battery systems and electrification solutions for more than 2,300 vehicles to our OEM partner customers.
In addition, Proterra Energy has established us as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of June 30, 2023, we had installed more than 110 MW of charging infrastructure across North America.
Historically, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered & Proterra Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. In the second quarter of 2023, Proterra Powered generated a majority of our total revenue for the first time. Through June 30, 2023, our chief operating decision maker, the Chief Executive Officer, evaluates Proterra’s results on a consolidated basis for purposes of making decisions on allocating resources and assessing financial performance, resulting in a single reportable segment.
Enhanced by Proterra PoweredTM high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has been a leader in the North American electric transit market since 2012. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the FTA’s National Transit Database. We also focus our sales effort on airports, universities, hospitals, and corporate shuttle operators. As of June 30, 2023, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040 in North America, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our goal is to maintain our leadership in market share of the North American electric bus and commercial vehicle market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 1,100 vehicles delivered and more than 45 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
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
We consolidated our bus production to our largest bus manufacturing facility located in Greenville, South Carolina in the second quarter of 2023. We constructed our Powered 1 battery factory which has approximately 327,000 square feet at Greer, South Carolina. To improve production efficiency, we are also consolidating our battery production to Powered 1 battery factory in the second half of 2023. Our planned total battery system manufacturing capacity is multiple gigawatt-hours per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we can manufacture our battery packs in two widths and three heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the six months ended June 30, 2023 and 2022, our battery production was 297.9 MWh and 161.0 MWh, respectively, a 85% increase year over year. As we work to increase our production volumes, complete construction of our Powered 1 battery factory, and improve manufacturing efficiency across our production assets as we scale, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. With the addition of our Powered 1 factory, we believe we will have sufficient capacity to fulfill our current backlog and anticipated near-term growth but further investment in capacity will be required as demand for electric vehicles continues to grow globally.
For the six months ended June 30, 2023 and 2022, our total revenue was $165.2 million and $133.1 million, respectively. We generated a gross loss of $18.9 million and $2.4 million for the six months ended June 30, 2023 and 2022, representing a gross margin of (11.5)% and (1.8)%, respectively. We invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $123.8 million and $89.2 million for the six months ended June 30, 2023 and 2022, respectively. The restructuring we announced in the first quarter of 2023 started in the later part of the first quarter, and therefore its impact was not significant to the operating results of the first quarter. In the second quarter of 2023, the costs reduction contributed to the offset of other incremental expenses incurred to grow our business and operate as a public company.
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
Recent Developments
Voluntary Reorganization under Chapter 11
On August 7, 2023 (the “Petition Date”), Proterra Inc and its subsidiary, Proterra Operating Company, Inc (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the

District of Delaware (such court, the “Bankruptcy Court” and such cases, the “Cases”). The Cases are, pending an order authorizing joint administration by the Bankruptcy Court, currently administered under the captions In re Proterra Inc, Case No. 23-11120 (BLS) (Bankr. D. Del. 2023) and In re Proterra Operating Company, Inc., Case No. 23-11121 (BLS) (Bankr. D. Del. 2023), for the Company and Proterra Operating Company, Inc. respectively. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors are seeking from the Bankruptcy Court a variety of “first-day” relief”, including, among other things, authority to use cash collateral, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and continue customer programs. As of August 8, 2023, the motions filed by the Debtors seeking this “first-day” relief are pending approval by the Bankruptcy Court on an interim or final basis, as applicable.
As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the following debt instruments:
•The Senior Credit Facility, which, as of June 30, 2023, has no outstanding balance and $20.1 million of letters of credit outstanding; and
•The $175.9 million aggregate principal amount of Convertible Notes outstanding as of June 30, 2023.
The debt instruments set forth above provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt instruments set forth above are subject to the applicable provisions of the Bankruptcy Code.
NASDAQ Delisting Proceedings
As previously disclosed, on August 8, 2023, the Company received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s Common Stock, $0.0001 par value per share (the “Common Stock”), will be delisted from the Nasdaq Global Select Market. The Company does not intend to appeal this determination.
Trading of the Company’s Common Stock will be suspended by Nasdaq at the opening of business on August 17, 2023.
Key metrics and select financial data
Deliveries
We delivered 62 and 97 (92 new and 5 pre-owned) vehicles in the six months ended June 30, 2023 and 2022, respectively. We delivered battery systems for 705 and 635 vehicles in the six months ended June 30, 2023 and 2022, respectively.
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
Ongoing macroeconomics conditions have led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. The recent increase in inflation, interest rate and energy costs and continued disruption in global markets (in part stemming from the conflict in Ukraine) have further impacted supply chain stability and material costs. Our vehicle and charging system deliveries were impacted by ongoing constraints and inefficiencies in production driven in part by shortages in component parts resulting from global supply chain disruptions stemming from the pandemic and supplier instability. Although we achieved revenue growth during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, these disruptions decreased our production which negatively impacted our revenue and increased our overhead, led to increased costs to secure components critical to our production needs and negatively impacted our margins. Our transit bus production in particular was impacted by availability of wiring harnesses and other parts shortages, and we have qualified additional suppliers for wiring harnesses in early 2023 to mitigate that issue going forward. However, we still expect that our results for the remaining 2023 across all of our product lines will continue to be impacted by supply chain issues, including parts shortages.
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
Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing, long-term contracts, and in some cases vertical integration. We completed construction of our battery production facility in Greer including the first production line which went in service in January 2023. We consolidated our bus manufacturing in our Greenville facility in the second quarter of 2023, and are in the process of consolidating all battery production to Greer facility, which we expect to complete in the second half of 2023. We expect the consolidation of bus production in Greenville to continue to drive greater labor and overhead efficiencies while maintaining the equivalent volume of output. We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. We expect our product cost of goods sold to increase in absolute dollars in future periods as the volume of products we sell increases. As we grow into our current capacity, execute on cost-reduction initiatives, and improve production efficiency, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term. We anticipate that by increasing facility utilization rates and improving overall economies of scale, we can positively impact gross margins of our products, bring value to our customers and help accelerate commercial electric vehicle adoption. Our ability to achieve cost-saving and production-efficiency objectives can be negatively impacted by a variety of factors including, among other things, labor cost inflation, lower-than-expected facility utilization rates, rising real estate costs, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions, and delays in our ability to hire, train, and retain employees needed to scale production to meet demand.
Continued emissions regulation and environmental stewardship
Our business benefits from international, federal, state, and local government interest in regulating air pollution and greenhouse gas emissions that contribute to global climate change. In July 2020, 15 states, including California and New York, pledged to work jointly towards a unified goal of zero emissions for 100% of new sales of medium- and heavy-duty commercial vehicles by 2050. In August 2019, the European Union passed Regulation 2019/1242, mandating a reduction in emissions from new trucks by 2025 and 2030. In addition, a growing number of cities and transit agencies have pledged to convert their entire transit bus fleets to zero-emission vehicles by a specific target date, and many have already begun to purchase electric vehicles in order to meet this goal. For example, on December 14, 2018, the California Air Resources Board (“CARB’) adopted a state-wide mandate, the Innovative Clean Transit Rule, mandating transit agencies to commit to purchasing zero-emission buses starting in 2029. In 2023, CARB passed the Advanced Clean Fleet Rule, which requires public and private medium-duty fleets in California to convert to zero-emission vehicles by 2045, with some sectors as early as 2035. The move away from diesel- and natural gas-powered commercial vehicles is a significant step forward to accelerate the use of advanced technologies in medium- and heavy-duty vehicles to meet air quality and public health goals, thereby boosting near-term deployment of battery-electric commercial vehicles. As legacy internal combustion engine technology becomes more heavily regulated and costly across the globe, commercial vehicle manufacturers are investing in electrification. While this investment may increase competition, we believe that it will also increase customer demand, and help build the necessary supply chain and adjacent industry investments to support powertrain electrification. However, the uncertainty related to the passage of new legislation, appropriation of government funding, and implementation of regulations could impact the timing and number of vehicle orders, and any reduction in governmental interest in emissions regulation could negatively impact our business prospects or operating results.
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
(Gain) loss on debt extinguishment
Loss on debt extinguishment relates to the amendment made to the Notes Purchase Agreement and Convertible Notes on March 31, 2023. See Note 4, Debt, for additional information of the Convertible Notes. Gain on debt extinguishment relates to the forgiveness of the PPP loan.
(Gain) loss on valuation of derivative liability
(Gain) loss on valuation of derivative liability relates to the changes in the fair value of derivative liability, which were subject to remeasurement at each balance sheet date.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the accounting policies related to the Convertible Notes and derivative liability adopted during the three months ended March 31, 2023. See Note 1 and Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Product revenue	$77,103	$70,256	$147,099	$124,427
Parts and other service revenue	8,611	4,308	18,144	8,718
Total revenue	85,714	74,564	165,243	133,145
Product cost of goods sold	92,390	69,109	171,441	126,335
Parts and other service cost of goods sold	5,711	4,900	12,747	9,258
Total cost of goods sold (1)	98,101	74,009	184,188	135,593
Gross profit (loss)	(12,387)	555	(18,945)	(2,448)
Research and development (1)	14,922	14,904	33,446	26,706
Selling, general and administrative (1)	35,562	31,705	71,448	60,092
Total operating expenses	50,484	46,609	104,894	86,798
Loss from operations	(62,871)	(46,054)	(123,839)	(89,246)
Interest expense, net	3,938	6,951	11,192	13,830
(Gain) loss on debt extinguishment	—	(10,201)	177,939	(10,201)
Gain on valuation of derivative liability	(33,578)	—	(33,578)	—
Other expense (income), net	(2,237)	(983)	(4,421)	(976)
Loss before income taxes	(30,994)	(41,821)	(274,971)	(91,899)
Provision for income taxes	—	—	—	—
Net loss	$(30,994)	$(41,821)	$(274,971)	$(91,899)
__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$272	$378	$577	$894
Research and development	1,265	1,288	2,457	2,281
Selling, general and administrative	2,868	4,649	5,685	7,782
Total stock-based compensation expense	$4,405	$6,315	$8,719	$10,957

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	90%	94%	89%	93%
Parts and other service revenue	10	6	11	7
Total revenue	100	100	100	100
Product cost of goods sold	108	93	104	95
Parts and other service cost of goods sold	7	6	8	7
Total cost of goods sold (1)	115	99	112	102
Gross profit (loss)	(15)	1	(12)	(2)
Research and development (1)	17	20	20	20
Selling, general and administrative (1)	41	43	43	45
Total operating expenses	58	63	63	65
Loss from operations	(73)	(62)	(75)	(67)
Interest expense, net	5	9	7	10
(Gain) loss on debt extinguishment	—	(14)	108	(8)
Gain on valuation of derivative liability	(39)	—	(20)	—
Other expense (income), net	(3)	(1)	(3)	(1)
Loss before income taxes	(36)	(56)	(167)	(68)
Provision for income taxes	—	—	—	—
Net loss	(36)%	(56)%	(167)%	(68)%
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	—%	—%	—%	—%
Research and development	2	2	2	2
Selling, general and administrative	3	6	3	6
Total stock-based compensation expense	5%	8%	5%	8%
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Product revenue	$77,103	$70,256	$6,847	10%	$147,099	$124,427	$22,672	18%
Parts and other service revenue	8,611	4,308	4,303	100	18,144	8,718	9,426	108
Total revenue	$85,714	$74,564	$11,150	15	$165,243	$133,145	$32,098	24
Proterra Transit new buses delivered	20	52	(32)	(62)	62	92	(30)	(33)
Proterra Powered battery systems delivered	462	348	114	33	705	635	70	11
MW charging infrastructure installed	8.8	3.0	5.8	193%	17.8	6.3	11.5	183%
Total revenue increased by $11.2 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase of total revenue was primarily due to an increase of battery systems delivered partially offset by fewer bus deliveries.

Total revenue increased by $32.1 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase of total revenue was primarily due to an increase of battery systems delivered partially offset by fewer bus deliveries.
The decrease of vehicle delivery in the three and six months ended June 30, 2023 was mainly due to the timing of bus deliveries at the end of the period and a reduction in bus production as we consolidated all of our bus manufacturing to Greenville, South Carolina.
Cost of goods sold and gross profit (loss)

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Product cost of goods sold	$92,390	$69,109	$23,281	34%	$171,441	$126,335	$45,106	36%
Parts and other service cost of goods sold	5,711	4,900	811	17	12,747	9,258	3,489	38
Total cost of goods sold	98,101	74,009	24,092	33	184,188	135,593	48,595	36
Gross profit (loss)	$(12,387)	$555	$(12,942)	(2332)%	$(18,945)	$(2,448)	$(16,497)	674%
Cost of goods sold increased by $24.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in costs were mainly driven by the increased volume and higher material input costs. The increase was also due to a $6.8 million inventory write down related to excess or obsolete inventories and lower of cost or market adjustment, and increased personnel expense, depreciation and facility expenses associated with Powered 1 factory, which started production in the first quarter of 2023. These costs were partially offset by manufacturing credits earned as part of the Inflation Reduction Act (the “IRA”) in 2023.
Cost of goods sold increased by $48.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in costs were mainly driven by the increased volume and higher material input costs and growth in personnel related costs. However, delays in production resulting mainly from parts shortages and supplier instability along with the ramp up Powered 1 factory production, which started in the first quarter of 2023, negatively impacted our ability to absorb increased labor and manufacturing overhead costs in the first quarter of 2023. The increase was also due to the $6.8 million inventory write down, and increased personnel expense, depreciation and facility expenses associated with Powered 1 factory, which started production in the first quarter of 2023. These costs were partially offset by manufacturing credits earned as part of the IRA during the six months ended June 30, 2023.
Gross profit decreased by $12.9 million to a gross loss of $12.4 million in the three months ended June 30, 2023 from a gross profit of $0.6 million in the three months ended June 30, 2022. Gross loss increased by $16.5 million to $18.9 million in the six months ended June 30, 2023 from $2.4 million in the six months ended June 30, 2022. Gross profit was negatively impacted primarily due to a high mix of deliveries with pre-inflation pricing and increased cost of goods sold due to volume and higher material input costs, the $6.8 million inventory write down, and increased personnel related costs depreciation and facility expenses associated with Powered 1 factory, which started production in the first quarter of 2023. For the six months ended June 30, 2023, the gross profit was also negatively impacted by the unabsorbed labor and manufacturing overhead costs caused by delays in production and supply chain interruptions along with the ramp up Powered 1 factory production in the first quarter of 2023.
Gross profit for the six months ended June 30, 2022 was negatively impacted primarily due to unabsorbed labor and manufacturing overhead costs caused by the COVID-19 pandemic and related supply chain interruptions and delays in production.

Operating expenses
Research and development

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Research and development	$14,922	$14,904	$18	—%	$33,446	$26,706	$6,740	25%
Research and development expense only slightly changed for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the increase in prototype parts and tooling expense offset by a decrease in personnel related expense and regulatory testing expense.
Research and development expense increased by $6.7 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase in personnel related expenses and stock-based compensation of $3.6 million, an increase in prototype parts and tooling expenses of $1.7 million, and an increase of professional and consulting fees of $1.0 million to support increased product and market development efforts.
Selling, general and administrative

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Selling, general and administrative	$35,562	$31,705	$3,857	12%	$71,448	$60,092	$11,356	19%
Selling, general and administrative expense increased by $3.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The $3.9 million increase was primarily due to an increase in professional and consulting fees of $4.7 million due to the growth of our business and operating as a public company.
Selling, general and administrative expense increased by $11.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The $11.4 million increase was primarily due to an increase in personnel related expenses and stock-based compensation of $4.1 million, an increase in professional and consulting fees of $7.5 million due to the growth of our business and operating as a public company.
Interest expense, net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Interest income	$(1,125)	$(458)	$(667)	146%	$(1,849)	$(767)	$(1,082)	141%
Interest expense	5,063	7,409	(2,346)	(32)	13,041	14,597	(1,556)	(11)
Interest expense, net	$3,938	$6,951	$(3,013)	(43)%	$11,192	$13,830	$(2,638)	(19)%
Interest expense, net decreased by $3.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest expense, net decreased by $2.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to the decrease of amortization expense of debt discount associated with the Convertible Notes, which was amended on March 31, 2023.

(Gain) loss on debt extinguishment

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
(Gain) loss on debt extinguishment	$—	$(10,201)	$10,201	NM	$177,939	$(10,201)	$188,140	NM
On March 31, 2023, we entered into amendments to the Notes Purchase Agreement and Convertible Notes as described in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The Convertible Notes Amendments were considered as an extinguishment of the existing debt under the Convertible Notes outstanding as of March 31, 2023, and the issuance of new debt upon the effectiveness of the Convertible Notes Amendments on March 31, 2023, which resulted in a $177.9 million loss on debt extinguishment was recorded.
The $10.2 million gain on debt extinguishment was related to the $10.0 million PPP loan forgiveness approved by the SBA in May 2022. The previously paid and accrued interest of $0.2 million was also forgiven.
Gain on valuation of derivative liability

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Gain on valuation of derivative liability	$(33,578)	$—	$(33,578)	NM	$(33,578)	$—	$(33,578)	NM
The $33.6 million gain in the three months ended June 30, 2023 was related to the non-cash fair value change in derivative liability arising from the Amended Convertible Notes caused by changes of stock price and certain underlying assumptions related to the likelihood of conversion.
Other expense (income), net

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Other expense (income), net	$(2,237)	$(983)	$(1,254)	128%	$(4,421)	$(976)	$(3,445)	353%
The other income in the three and six months ended June 30, 2023 was mainly due to the gains from amortization of short-term investment premium/discount and sublease income.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position and full valuation allowance, we have not recognized any material provision or benefit through June 30, 2023.
Liquidity and capital resources
As of June 30, 2023, we had cash and cash equivalents and short-term investments of $220.8 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the completion and improvement of our current manufacturing and future capacity expansion, working capital, servicing our indebtedness, complying with the requirements of the terms governing the Senior Credit Facility and Convertible Notes, and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, the Business Combination, the PIPE Financing, the Convertible Notes, borrowings under our credit facilities, and payments received from customers.
Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future obligations as they become due within one year of the financial statements included elsewhere in this Quarterly Report being issued.
Due to our potential inability to comply with the Minimum Liquidity Covenant (as defined below) and any resulting potential events of default under the Convertible Notes and the Senior Credit Facility when coupled with the following conditions: our available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, we concluded that we may not be able to meet our future financial obligations within one year of the date of this Quarterly Report on Form 10-Q, which causes substantial doubt about our ability to continue as a going concern to exist.
We are currently executing on various strategies designed to improve liquidity and cash generated from operations. We are undertaking expense reduction and cash savings initiatives that include streamlining facilities, initiating working capital initiatives, and reducing overall selling, general and administrative expenses that include a workforce reduction announced in January 2023, and our planned closure of the City of Industry facility by December 31, 2023 to improve operational efficiency, by consolidating bus production to our Greenville facility and to consolidate all battery production to our Powered 1 battery factory in the second half of 2023.
In addition, beginning on the Petition Date, the Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan, emerge from the Chapter 11 proceedings and generate sufficient liquidity to meet its contractual obligations and operating needs. As a result of the risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for a Chapter 11 plan from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships. As a result of risks and uncertainties related to events of default under our debt obligations, the delisting of our common stock. and the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern for the next 12 months.
The filing of the Chapter 11 Cases accelerated substantially all of the Company’s obligations under its pre-petition debt instruments.As such, the Company expects to reclassify all pre-petition debt obligations to liabilities subject to compromise on its condensed consolidated balance sheets. Since the Petition Date occurred after June 30, 2023, these reclassifications are not reflected on the condensed consolidated balance sheets as of June 30, 2023 included herein. For additional discussion regarding our debt obligations, see Note 4, Debt, and the impact of the Chapter 11 Cases on the Company’s debt obligations, see Note 11, Subsequent Events.
See the risk factors under “Risks Associated with Chapter 11 Proceedings” for further information.
Senior Credit Facility
In May 2019, we entered into the Senior Credit Facility, which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior Credit Facility is available on a revolving basis through the earlier of May 9, 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentages of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The Senior Credit Facility includes a $25.0 million letter of credit sub-line as of June 30, 2023. Subject to certain conditions, the borrowing capacity may be increased by $50.0 million upon approval by the lender, and at our option, the borrowing capacity can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
The Senior Credit Facility is secured by a security interest on substantially all our assets except for intellectual property and certain other excluded assets.
As of June 30, 2023, there was no balance for borrowings outstanding under the Senior Credit Facility, although we utilized $20.1 million of the facility’s sub-line for letters of credit.

Convertible Notes
In August 2020, Legacy Proterra issued $200.0 million aggregate principal amount of Convertible Notes with an initial maturity date on August 4, 2025. The Convertible Notes had a cash interest of 5.0% per annum payable at each quarter end and a paid-in-kind interest of 4.5% per annum payable by increasing the principal balance at each quarter end.
Certain Convertible Note holders with an original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing of the Business Combination. The remaining outstanding original principal amount under the Convertible Note Facility is $153.5 million as of March 31, 2023 and June 30, 2023.
Amendment to the Notes Purchase Agreements and the Convertible Notes
On March 31, 2023, the Company entered into an amendment to the Notes Purchase Agreements and the Convertible Notes, which includes amendments to the interest rate, maturity date, mandatory and optional conversion rights, limitations on the issuance of shares of our common stock upon conversion and the Company’s obligation to seek stockholder approval, minimum liquidity requirements and certain other covenants (the “Convertible Notes Amendments”). On May 19, 2023, the Generation Convertible Notes for $3.5 million original principal amount was amended and the maturity date was extended to August 4, 2028.
As of June 30, 2023, the Convertible Notes will mature on August 4, 2028. We may not make prepayments in respect of the Convertible Notes unless approved by the required holders of the Convertible Notes.
See Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details of the Convertible Notes prior to and after the Convertible Notes Amendments.
As of June 30, 2023, the outstanding balance of the Convertible Notes was $175.9 million inclusive of PIK interest of $22.4 million. The Company was in compliance with the covenants contained in the Senior Credit Facility and Convertible Facility as of June 30, 2023.
Due to the Company’s potential inability to comply with the Minimum Liquidity Covenant in future periods and any resulting potential events of default under the Convertible Notes and the Senior Credit Facility in future periods, even though the Convertible Notes have a maturity date in August 2028, the related liabilities are classified as current liability on the Company’s condensed consolidated balance sheets as of June 30, 2023.
Performance bonds
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. Historically, we have primarily provided cash collateral. Our surety provider may accept letters of credit. The collateral provided is a mix of restricted cash on the balance sheet and letters of credit. As of June 30, 2023, we had $12.6 million of restricted cash and $5.0 million of letters of credit related to performance bonds. Subject to the Chapter 11 Cases, we believe we have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.

Cash flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows (used in) provided by:
Operating activities	$(68,942)	$(116,698)
Investing activities	62,027	(9,249)
Financing activities	(2,579)	8,630
Net decrease in cash and cash equivalents, and restricted cash	$(9,494)	$(117,317)
Operating activities
Net cash used in operating activities in the six months ended June 30, 2023 was $68.9 million compared to $116.7 million net cash used in operating activities in the six months ended June 30, 2022. The change of cash used in operating activities in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was mainly due to changes of working capital balance offset by higher net loss than comparative period. The increase in net loss of $183.1 million between the comparison periods is primarily offset by the increase of non-cash loss on debt extinguishment of $187.9 million and $2.9 million of depreciation and amortization expense. In the six months ended June 30, 2023, cash provided by operating activities includes $48.4 million, $71.4 million, $20.5 million and $16.7 million related to account receivable, accounts payable and accrued liabilities, deferred revenue and prepaid expenses and other current assets, respectively, and partially offset by cash used in operating activities related to inventory of $122.7 million. In the six months ended June 30, 2022, cash used in operating activities included $34.0 million and $11.8 million related to inventory and other assets, respectively, which was partially offset by cash provided by operating activities related to deferred revenue and accounts payable and accrued liabilities of $4.0 million and $3.3 million. respectively.
Investing activities
Net cash provided by investing activities was $62.0 million in the six months ended June 30, 2023 compared to $9.2 million net cash used by investing activities in the six months ended June 30, 2022. The $62.0 million net cash provided by investing activities for the six months ended June 30, 2023 resulted from $71.4 million net cash provided by maturity of marketable securities and offset by $9.4 million capital expenditures mainly related to the Powered 1 factory. The $9.2 million net cash used in investing activities for the six months ended June 30, 2022 resulted from $18.3 million net purchase of short-term investments and $27.6 million capital expenditures mainly related to the Powered 1 factory.
Financing activities
Net cash used in financing activities was $2.6 million for the six months ended June 30, 2023 as compared to $8.6 million net cash provided by financing activities for the six months ended June 30, 2022. The net cash used in financing activities for the six months ended June 30, 2023 primarily resulted from the payment of insurance related financing liability. The net cash provided by financing activities for the six months ended June 30, 2022 primarily resulted from net proceeds of $7.8 million from the exercise of stock options.
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

Contractual obligations
The purchase commitments including purchase orders or contracts for the purchase of certain goods and services, excluding unestimatable variable components, was $2.0 billion as of June 30, 2023, of which 23% was expected to be due in the next 12 months, 41% in 1-3 years, and the remainder in more than 3 years through 2028. Most of the commitments relate to the expected purchase of cylindrical cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement through 2028. Our purchase commitments are subject to approval by the Bankruptcy Court during the Chapter 11 Cases.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in our market risk exposures for the six months ended June 30, 2023, as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended on May 1, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because the material weaknesses in internal control over financial reporting, described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with SEC on March 17, 2023 and amended on May 1, 2023, remained as of June 30, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than the remediation steps described above.

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
Risks Associated with Chapter 11 Proceedings
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:
•our ability to successfully conduct a sale, execute a transaction, or develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;
•our ability to obtain and/or maintain court approval with respect to motions filed in Chapter 11 proceedings from time to time;
•our ability to operate within the restrictions and the liquidity limitations of any orders, including orders related to cash collateral, entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•our ability to obtain sufficient financing, including the use of cash collateral, to allow us to emerge from bankruptcy and execute our business plan of reorganization post-emergence;
•our ability to maintain our relationships with our suppliers, vendors, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute on our business plan;
•our ability to attract, motivate and retain key employees;
•the high costs of bankruptcy and related fees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding;
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans; and
•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.
Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, vendors, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, including a sale of all or part of our business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.
Additionally, so long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings.
The Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our businesses as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with a creditors’ committee and other parties-in-interest and one or more hearings. The creditors’ committee and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization or complete any Bankruptcy Court-approved sales of our Company or assets, or we may not be able to realize adequate consideration for such sales.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.
We may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our plan. Even if the requisite acceptances of our plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If we are unable to successfully reorganize, we may not be able to continue our operations.
In connection with the Chapter 11 cases, we may attempt to sell all or certain of our assets pursuant to a sale under section 363 of the Bankruptcy Code or otherwise reorganize the Company pursuant to a Chapter 11 plan of reorganization. There can be no assurance that we will be successful in completing any such transactions because there may not be buyers willing to enter into any such transactions, we may not receive sufficient consideration for such assets, or there may be objections from our stakeholders. If we are unable to complete these transactions, it may be necessary to seek additional funding sources or possibly convert to a Chapter 7 liquidation process. If these transactions are completed, they may not generate the anticipated or desired outcomes.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure investors that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from the Chapter 11 proceedings.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to successfully conduct a sale, execute a transaction, or develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our condensed consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent condensed consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial conditions and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the Petition Date, or after such date but before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 proceedings may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
Senior management may leave the Debtors during the pendency of the Chapter 11 proceedings if not adequately compensated.
The Bankruptcy Code limits a debtor’s ability to pay bonus compensation to insiders absent court approval. If we are unable to obtain sufficient creditor support and court approval of any insider incentive bonus program, our senior management team will be substantially undercompensated compared to both our market peers and their compensation prior to the Chapter 11 proceedings. There can be no assurance that members of management will continue to work for the Company under such circumstances. Should the Company lose all or part of the senior management team during the pendency of the Chapter 11 proceedings, we may experience substantial disruption and value destruction as a result.
Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our common stock.
Our post-bankruptcy capital structure has yet to be determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stockholders will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our common stock would receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

Any Chapter 11 plan that we may implement will likely be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.
Any Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining businesses and will likely reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.
In addition, any plan of reorganization will likely rely upon financial projections, including with respect to revenues, adjusted EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful implementation of any plan of reorganization.
We may be subject to claims that will not be discharged in the Chapter 11 cases, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the Petition Date, or after such date but before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. The Company is not currently aware of any material claims that would not be discharged in the Chapter 11 cases, however, any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, in which case our common stock would likely be worthless.
We have not yet negotiated a plan of reorganization with our creditors. There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
The Chapter 11 proceedings may cause our common stock to decrease in value materially or may render our common stock worthless.

We have a substantial amount of indebtedness that is senior to the Company’s existing shares of common stock in our capital structure. Recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon our ability to negotiate and confirm a plan, the terms of such plan, the performance of our business, the value of our assets and other factors. Although we cannot predict how our common stock will be treated under a plan at this time, the common stockholders may not receive a material, or any, recovery unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our common stock will receive little or no recovery under the Chapter 11 Cases and that our common stock will decrease in value materially or become worthless.
Trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and an investor could lose all or part of your investment.
The price of our common stock has been volatile following the commencement of the Chapter 11 Cases and may decrease in value. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. Furthermore, we have experienced extreme price and volume fluctuations in our common stock that have often been unrelated or disproportionate to the operating performance of our Company and/or macro-industry and macroeconomic trends. External factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially. Accordingly, we cannot assure investors of the liquidity of an active trading market, the ability to sell shares of our common stock when desired, or the prices that an investor may obtain for the shares of our common stock.
In the past, following periods of extreme volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
Future sales or issuances of our common stock in the public markets, or the perception that such sales may occur, could adversely affect the trading price of our common stock.
Any future sales of a substantial number of shares of our common stock in the public markets, including by our significant stockholders, directors or officers, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock, or the perception that those shares may be sold, will have on the market price of our common stock.
In connection with the Chapter 11 Cases and subject to approval by the Bankruptcy Court, we may issue equity securities or securities or other instruments convertible or exchangeable into shares of our common stock. Any issuance of a significant amount of equity securities or securities or other instruments convertible or exchangeable into shares of our Common Stock may result in substantial dilution to existing shareholders of our common stock.
In connection with the Chapter 11 Cases and subject to approval by the Bankruptcy Court, we may issue equity securities or securities or other instruments convertible or exchangeable into shares of our common stock. For example, we have received unsolicited proposals for issuances of equity securities or securities or other instruments convertible or exchangeable into shares of our common stock. Although such proposals are subject to conditions unlikely to be satisfied, to the extent that we receive actionable proposals and we issue a significant amount of equity securities or securities or other instruments convertible or exchangeable into shares of our common stock as part of the Chapter 11 proceedings, our holders of common stock may experience substantial dilution.
We will not be able to maintain a listing of our common stock on the Nasdaq Global Select Market, which could adversely affect the value and liquidity of our common stock and our ability to raise capital.
On August 8, 2023, we received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq has determined that our common stock will be delisted from the Nasdaq Global

Select Market. We do not intend to appeal this determination. Trading of our common stock will be suspended by Nasdaq at the opening of business on August 17, 2023. Delisting our common stock may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.
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
As of June 30, 2023, we had cash and cash equivalents and short-term investments of $220.8 million.
Our potential inability to maintain the Liquidity (as defined in the Note Purchase Agreement) requirement under the Convertible Notes and any resulting potential events of default under the Convertible Notes and the Senior Credit Facility when coupled with the following conditions: our available cash resources, recurring losses and cash outflows from operations, an expectation of continuing operating losses and cash outflows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, causes substantial doubt about our ability to continue as a going concern to exist.
In addition, beginning on the Petition Date, the Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan, emerge from the Chapter 11 proceedings and generate sufficient liquidity to meet its contractual obligations and operating needs. As a result of the risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for a Chapter 11 plan from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships, the Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern for the periods which include and follow the Petition Date.
See the risk factors under “Risks Associated with Chapter 11 Proceedings” for further information.
The Senior Credit Facility, and the Convertible Notes contain obligations and covenants that have and may in the future restrict and impact our business and financing activities. We have in the past obtained waivers of certain covenants contained in the Senior Credit Facility and the Convertible Notes. If we are not able to comply with or obtain further waivers for our covenants, we would be in default which would have an immediate adverse effect on our business.
Subject to certain exceptions, the Senior Credit Facility and Convertible Notes, and any future debt facility may restrict our ability to, among other things:
•dispose of or sell our assets;
•make material changes in our business or management, or accounting and reporting practices;
•acquire, consolidate, or merge with other entities;
•incur additional indebtedness;
•create liens on our assets;
•pay dividends;

•make investments;
•enter transactions with affiliates; and
•pre-pay other indebtedness.
The covenants in the Senior Credit Facility and Convertible Notes, and any future financing agreements that we may enter may, restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Further, if we fail to comply with our debt covenants in the future, there is no assurance that we will be able to obtain any future waivers under the Convertible Notes or the Senior Credit Facility or any other debt facility we may enter into.
We will require additional capital to support our business activities and business growth, which may be dilutive to our stockholders, and such capital might not be available on terms acceptable to us, if at all.
We will require additional capital to support our business activities and business growth, and we are exploring potential options for raising additional funds through potential alternatives, which may include, among other things, the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, we have not yet secured and we may not be successful in securing additional financing or executing a transaction on a timely basis or on terms favorable to us, if at all. We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges, including the need to improve our operating infrastructure or acquire complementary businesses and technologies. If we raise additional funds through issuances of equity or convertible securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve similar and/or additional restrictive covenants as those in our existing indebtedness relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential strategic transactions.
There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of recent bank failures. The recent closures of Silicon Valley Bank and Signature Bank has resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available, or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and our ability to borrow or raise additional capital when needed to grow our business could be substantially impaired. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and harm our ability to raise additional capital when needed on acceptable terms, if at all. If the equity and credit markets continue to deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms would impair our ability to achieve our growth strategy, would harm our financial performance and stock price and would require us to delay or abandon our business plans. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our access to capital. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we will have to delay, reduce the scope of, or eliminate some of our business activities, including related operating expenses, and our suppliers could impose more onerous terms, such as requiring cash payments prior to parts delivery, and we may not be able to comply with the covenants in our debt facilities, which would adversely affect our business prospects and the Company’s ability to continue our operations and would have a negative impact on our financial condition and ability to pursue our business strategies, and we may have to liquidate our assets and may receive less than the value at which those assets are carried on the Company’s financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code.
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
Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2023, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of March 31, 2023, because of the material weaknesses in internal control over financial reporting, described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with SEC on March 17, 2023 and amended on May 1, 2023, remained as of June 30, 2023.
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
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through June 30, 2023 had delivered over 1,100 electric transit buses. In the six months ended June 30, 2023 and 2022, we recognized $165.2 million and $133.1 million, respectively, in total revenue. In 2022, 2021 and 2020, we recognized $309.4 million, $242.9 million, and $196.9 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Valence (formerly called APEX) fleet and energy management software-as-a-service platform, which has only had beta customers until recently; we just relaunched the platform as Valence in 2022. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.
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
Moreover, because of the limited deployment of our products and services to date, defects or other problems with our products or industry-wide setbacks that impact the commercial electric vehicle market or the electric vehicle market as a whole may disproportionately impact our ability to attract additional customers or sell to existing customers, and harm our brand and reputation relative to larger, more established vehicle manufacturers that have a longer operating history and investments in more than one technology. We have encountered and expect to continue to encounter risks and difficulties experienced by growing companies in rapidly developing and changing industries, including challenges related to achieving market acceptance of our existing and future products and services, competing against companies with greater financial and technical resources, competing against entrenched incumbent competitors that have long-standing relationships with our prospective customers in the commercial vehicle market, including the public transit market and other transportation markets, recruiting and retaining qualified employees, and making use of our limited resources. We cannot ensure that we will be successful in addressing these and other challenges that we may face in the future, and our business may be adversely affected if we do not manage these risks appropriately. As a result, we may not attain sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.
We have a history of net losses, have experienced rapid growth and anticipate increasing our operating expenses in the future, and may not achieve or sustain positive gross margin or profitability in the future.
We incurred net losses of $275.0 million in the six months ended June 30, 2023, $238.0 million, $250.0 million, and $127.0 million in 2022, 2021, and 2020, respectively, and we expect to incur net losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $1.4 billion. We expect to make significant expenditures related to the development and expansion of our business, including: making new capital investments and continuing investments in our electric powertrain and advancements in our battery technology and high voltage systems; hiring and retaining qualified employees; adding additional production lines or production shifts in our manufacturing facilities; building new manufacturing facilities; expanding our software offerings; expanding our business into new markets and geographies; research and development in new product and service categories; and in connection with legal, accounting, and other administrative expenses related to operating as a public company.
We have also experienced rapid growth in recent periods. For example, our number of employees has increased significantly over the last few years, from 492 full-time employees as of December 31, 2018 to 1,010 full-time employees as of June 30, 2023 (reflecting the workforce reduction implemented in the first quarter of 2023). On January 13, 2023, we approved a plan designed to improve operational efficiency, including reducing our workforce by approximately 25% and closing our City of Industry facility. We consolidated bus production to our Greenville facility, and are in the process of consolidating all battery production to Powered 1 battery factory in the second half of 2023. In transitioning manufacturing facilities, we may experience delays and disruptions in our manufacturing and production activities. We also expect to continue to hire new employees, particularly for our manufacturing facilities in South Carolina. Managing our growth has and will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Our revenue recognition depends on the timing of delivery and customer acceptance. Large order sizes may result in a significant number of orders being accepted or rejected at one time, which could disproportionately impact revenue recognition in a given quarter. Revenue for battery systems and electrification and charging solutions is less dependent than electric transit buses and charging systems on customer acceptance but can be unpredictable based on our customers’ ability to cancel within lead times. Additionally, we have a limited operating history, which makes it difficult to forecast our future results and subjects us to several risks and uncertainties, including our ability to plan for and anticipate future growth. As a result, our past quarterly operating results may not be reliable indicators of future performance, particularly in our rapidly evolving market.
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
•the amount of funding appropriated annually for state and federal transit programs and the amount and timing of government funding programs for electric commercial vehicles;
•our ability to deliver our products as planned to meet our revenue goals and avoid liquidated damages within certain contracts, which may depend on factors such as supply shortages of components and component quality issues, customer configuration, manufacturing, or shipping delays, our ability to manage logistics, and to accurately forecast inventory and labor requirements;
•the mix of order size and variations in profit margins for each contract, which may affect our overall gross margin in any particular period;
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
•the adoption of electric vehicles over other fuel solutions such as diesel-hybrid, hybrid, or compressed natural gas vehicles or battery electric fuel cell vehicles;
•the success and timing of our strategic relationships to enter adjacent markets;
•pricing pressure as a result of competition or otherwise;
•our ability to implement cost reduction measures;
•buying patterns of customers, and the procurement schedules of our current and prospective customers in the commercial vehicle markets, including the public transit and school bus markets;
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

Our business is dependent on the continued adoption of electrification in the commercial vehicle market and the continued development of infrastructure to support increased electrification by governments, utilities and end users.
The commercial vehicle market, including the transit market, remains largely based on the use of traditional fuel sources and significant infrastructure has been built to support those products. The electric vehicle market remains a small portion of this market and the infrastructure to support our products is still being developed, some of which we can provide to our customers. In order for our products to be attractive to more customers, the development of infrastructure, such as charging stations, increased electrification and utilities to support electric transportation must continue to be developed by governments, utilities and end users, making our products easier to use in more places. A failure for this infrastructure to continue to grow could have a material adverse effect on our business and result of operations.
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
Our business is dependent on reliable availability of lithium-ion cells for our battery packs. While we believe other sources of lithium-ion cells will be available for our battery packs, to date, we have only used one supplier for lithium-ion cells for the battery packs used in commercial applications for our Proterra Transit and Proterra Powered customers. As we increase battery pack production, there is no guarantee that our current cell supplier will be able to supply the volume that we will require to meet growing demand. Battery cell demand continues to increase across vehicle segments including passenger car, and new incentives and tax credits under the Inflation Reduction Act (the “IRA”), which became law in August 2022, may further accelerate demand and competition for cell supply. Any disruption in the supply of battery cells could disrupt production of our battery systems and electric transit buses until we are able to find a different supplier that can meet our specifications and production demands. Such disruption could have an adverse effect on our business, prospects, financial condition and operating results.

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
Our recent workforce reductions and consolidation of facilities may not be as successful as anticipated and may not improve overall efficiency.
On January 20, 2023, we implemented a reduction-in-force and announced the planned closure of our City of Industry facility by December 31, 2023. While we believe these actions will improve operational efficiency and expect to realize cost reductions, we may not be able to realize the full benefits within the anticipated time frame, or at all. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with the reduction in workforce and facility closure. Further, we may experience unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.
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
Our business is significantly dependent on government funding for electrification of commercial vehicles and public transit, and the unavailability, reduction, or elimination of government economic incentives would have an adverse effect on our business, prospects, financial condition, and operating results.
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
In addition to funding and incentives under the FAST Act and the Bipartisan Infrastructure Law, and the Inflation Reduction Act, certain states and cities offer vouchers for the purchase of electric buses and other electric commercial vehicles, such as California’s Hybrid & Zero Emission Truck & Voucher Incentive Project, and the New York Truck Voucher Incentive Program. These vouchers provide point-of-sale discounts to vehicle purchasers. Additionally, there are other state programs that help fund electric bus purchases, including California’s Transit and Intercity Rail Capital Program, which has been allocated a portion of California’s Cap-and-Trade funds annually. The California Low Carbon Fuel Standard, or LCFS, also enables transit agencies using electricity as a source of fuel to opt into the LCFS program and earn credits that can be monetized. While the value of these credits fluctuates, the credits may help to offset up to half of the fuel costs for our transit customers.
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
Because the majority of our historical and current customers are public transit authorities that do not procure new vehicle fleets every year, the composition of customers that account for a significant portion of our revenue is likely to vary from year to year based on which customers have accepted delivery of large fleet orders with us during the applicable period. For example, two customers accounted for approximately 33% of our total revenue for the year ended December 31, 2022. Moreover, because public transit authorities tend to procure new vehicles in large batch orders, our revenue in any given quarter may be highly dependent on a single customer. For example, in the third and fourth quarter of 2022, approximately 45% and 67%, respectively, of electric transit buses were delivered to a single customer, Miami-Dade County. In the second quarter of 2020, approximately 50% of the electric transit buses we delivered were delivered to a single customer, the Port Authority of New York and New Jersey and in the fourth quarter of 2020, approximately 40% of the buses we delivered were delivered to a single customer, the City of Edmonton. We believe that we may continue to depend upon a relatively small number of customers for a significant portion of our revenue in any given period for the foreseeable future because we have only recently begun to deliver our buses and other products at a larger scale and we have a lengthy sales cycle and on-ramp for new customers, particularly in our Transit business. Our failure to diversify our customer base by adding new customers or expanding sales to our existing Proterra Transit customers and our failure to add new customers and expand sales to existing customers in our Proterra Powered and Proterra Energy businesses outside of the transit industry could therefore have an adverse effect on our operating results for a particular period.
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
In addition, we may not be able to compete effectively with other alternative fuel vehicles and integrate the latest technology, which may include autonomous vehicle technology, into our battery systems, electrification and charging solutions, fleet and energy management systems, and related technologies. Even if we are able to keep pace with changes in technology and develop new products and services, we are subject to the risk that our prior models, products, services and designs will become obsolete more quickly than expected, resulting in unused inventory and potentially reducing our return on investment, or become increasingly difficult to service or provide replacement parts at competitive prices. For example, we incurred $0.8 million, $1.9 million and $3.0 million in inventory write-offs in 2022, 2021 and 2020, respectively, as the result of unused raw materials or adopting new technologies. In the three and six months ended June 30, 2023, we incurred $6.8 million of expenses related to the write down of inventories for excess or obsolete inventories and lower of cost or market adjustment. Additionally, given the long sales cycle of each of our products and services, customers may delay purchases and modify or cancel existing orders in anticipation of the release of new models and technology. Moreover, developments in alternative technologies, such as advanced diesel, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may adversely affect our business and prospects in ways we do not currently anticipate. Any developments with respect to these technologies, in particular fuel cell technologies and related chemical research, or the perception that they may occur, may prompt us to invest heavily in additional research to compete effectively with these advances, which research and development may not be effective. Any failure by us to successfully react to changes in existing technologies could adversely affect our competitive position and growth prospects.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. While we expect to seek an order from the Bankruptcy Court limiting certain equity trades which may impact our ability to use our NOL carryforwards, we may experience ownership changes in the future, including as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carry-forwards and other tax attributes to offset U.S. federal taxable income or taxes may be subject to limitations, which could potentially result in increased future tax liability to us.
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
As a result of disclosure of information in the filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. For example, on July 14, 2023, a purported shareholder filed a class action complaint in the United States District Court Northern District of California, against Proterra and certain current and former officers of the Company asserting claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The complaint alleges that Proterra's filings with the Securities and Exchange Commission and other public statements between August 2, 2022 and March 15, 2023, misrepresented the Company's financial position and when Proterra disclosed that it was in violation of a liquidity clause in its secured convertible notes, it caused a substantial decline in the Company's stock price. The complaint seeks to certify the action as a class action and recover compensatory damages on behalf of the shareholder and potential class members in an unspecified amount. The Company intends to vigorously defend itself. The Company is unable to estimate the potential loss or range of loss, if any, associated with the case. If these or similar claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
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
From January 3, 2022 through December 30, 2022, our common stock price has ranged from a low of $3.51 to a high of $10.90. For the period from January 1, 2023 through August 4, 2023, our common stock price has ranged from a low of $1.00 to a high of $5.62. As a result of this volatility, investors in our common stock may not be able to sell their shares at or above the prices they paid. In addition, the Chapter 11 proceedings may cause our common stock to decrease materially or may render our stock worthless. Further, as a result of this volatility it may be difficult for us to attract new investments, including additional offerings of our securities, on terms we consider reasonable, or at all. The price of our common stock has fluctuated and may fluctuate in the future due to a variety of factors, including:
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
•the volume of shares of our common stock available for public sale, including as a result of a conversion of the Convertible Notes into shares of common stock; and
•general economic and political conditions such as recessions, changes in interest rates, an increased rate of inflation, disruptions to banking systems, increased costs of goods, supply chain disruptions, fuel price fluctuations, foreign currency fluctuations, international tariffs, social, political and economic risks, geopolitical conflicts (including the current conflict in Ukraine), and acts of war or terrorism.
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
In August 2020, Legacy Proterra issued $200.0 million in original aggregate principal amount of Convertible Notes. Certain holders of Convertible Notes with aggregate original principal amounts of $46.5 million elected to convert their Convertible Notes, including accrued PIK interest and cash interest, at the Closing resulting in the issuance of 7.4 million shares of common stock. As of March 31, 2023, the amendment to the Convertible Notes was entered into, which includes an increase in the annual interest rate of the Convertible Notes to 12.0% per annum, consisting of 5.0% in cash and 7.0% PIK with the PIK default rate proportionally increased to 9.0%. As of June 30, 2023, the outstanding balance of the Convertible Notes was $172.7 million inclusive of PIK interest of $22.4 million, all of which mature on August 4, 2028. To the extent the remaining outstanding Convertible Notes are converted pursuant to their conversion provisions, including any adjustments to the conversion price, the balance under the Convertible Notes will grow and the number of shares that may be issued upon conversion will increase accordingly. The issuance of shares of our common stock upon conversion of the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage hedging and short selling by market participants because the anticipated conversion of the Convertible Notes into shares of common stock could depress our stock price.
Because the number of shares of our common stock that may be issued to the holders of the Convertible Notes pursuant to the Convertible Notes is determined based on the price of our common stock, provided, however, that conversions may occur at any time or from time to time on or after March 31, 2024 at a conversion price equal to a 25% discount to the lowest issuance price of an equity-linked instrument from March 31, 2023 to the date of conversion, subject to a $1.016 floor price, the exact magnitude of the dilutive effect cannot be conclusively determined. However, the dilutive effect may be material to our existing stockholders. Pursuant to the terms of the Convertible Notes, we will be obligated to reserve such number of shares of our common stock that shall be sufficient to effect the conversion of the Convertible Notes. We cannot predict the price of our common stock at any future date, and therefore cannot predict the number of shares of our common stock to be issued under the Convertible Notes. Accordingly, the number of shares of our common stock that may be issuable to a holder or affiliated holders of the Convertible Notes upon conversion of the Convertible Notes may represent a relatively high percentage of our outstanding shares of common stock, up to 40% of our then outstanding shares of common stock. In this regard, it should be noted that note holders affiliated with the Cowen Parties held substantially all of the Convertible Notes as of June 30, 2023. If any stockholder and its affiliates beneficially owns a relatively high percentage of our common stock, it would be able to exercise a significant level of influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
Future resale of our common stock may cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 125,389,111 shares of common stock, which registration statement has been declared effective by the SEC. In addition, as of June 17, 2022, Rule 144 became available for the resale of any shares that are restricted or control securities, which may be subject to volume and other restrictions as applicable under Rule 144. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our common stock could decline.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)
Operation of Chapter 11
Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to reorganize its business for the benefit of itself, its creditors and equity security holders, which includes a debtor’s shareholders. Another goal of Chapter 11 is to promote equality of treatment for similarly situated creditors and equality of treatment for similarly situated equity security holders, in each case, with respect to the distribution of a debtor’s value or assets.

The commencement of a Chapter 11 case creates an estate that is comprised of all of the legal and equitable interests of the debtor as of the filing date. The Bankruptcy Code generally provides that the debtor may continue to operate its business in the ordinary course and remain in possession of its property as a “debtor in possession.” The consummation of a Chapter 11 plan is one of the principal objectives of a Chapter 11 case. A Chapter 11 plan sets forth the means for satisfying claims against and equity interests in a debtor. Confirmation and consummation of a Chapter 11 plan by the Bankruptcy Court makes the plan binding upon the debtor, any issuer of securities under the plan, any person or entity acquiring property under the plan and any creditor of, or equity security holder in, the debtor, whether or not such creditor or equity security holder (i) is impaired under or has accepted the plan or (ii) receives or retains any property under the plan. Subject to certain limited exceptions and other than as provided in the plan itself or the order of the bankruptcy court approving the plan (a “confirmation order”), the confirmation order may discharge the debtor from any debt that arose prior to the date of confirmation of the plan and substitutes therefore the obligations specified under the confirmed plan, and terminates all rights and interests of existing equity security holders.
As previously disclosed, existing equity securities in a debtor are subject to a high risk of being cancelled through a Chapter 11 plan without receiving any consideration or otherwise receiving any value. The reason for this high risk of cancellation is because equity securities in a debtor generally sit last in line of priority in bankruptcy. This is referred to as the “absolute priority rule.” Under the absolute priority rule, unless holders of more senior claims otherwise agree, holders of equity securities are generally precluded from receiving any value unless and until holders of claims or interests senior to them are paid in full. Therefore, equity securities are subordinate to all claims against the debtor, including, claims with valid, perfected security interests in collateral, unsecured priority claims related to, among other things, administration of and the preservation of the value of a debtor’s bankruptcy estate, other secured and unsecured debt, and other general unsecured claims, including trade creditors.
Background to Chapter 11 Cases
As previously disclosed, the Company has incurred net losses and negative cash flows from operations since inception and has funded operations primarily through a combination of equity and debt financing. The Company’s existing loan facilities include a requirement that the Company maintain minimum liquidity and deliver financial reports without a going concern qualification, which have been waived or modified as the Company pursued various strategies designed to improve liquidity and cash generated from operations, such as expense reduction and cash savings initiatives that include streamlining facilities, initiating working capital initiatives, and reducing overall selling, general and administrative expenses that include a workforce reduction announced in January 2023, and the closure of the City of Industry facility by December 31, 2023 to improve operational efficiency. Additionally, the Company explored potential options for raising additional funds through the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, as disclosed in the Debtors’ filings in the Chapter 11 Cases, the Company has not been able to secure additional financing. As a result of the liquidity shortfall and an inability to secure additional financing, the Company voluntarily filed for Chapter 11 bankruptcy protection on August 7, 2023.
Use of Cash Collateral During Chapter 11
As part of the Debtors’ requested “first day” relief, the Bankruptcy Court Debtors are seeking authorization to use cash collateral to fund their operations and the costs of the Chapter 11 Cases on an interim basis. If the Bankruptcy Court does not authorize the use of cash collateral or revokes the Debtors’ authorization to use cash collateral, there is a risk that Debtors will be unable to obtain sufficient liquidity to fund their operations and the costs of the Chapter 11 Cases.
(b)None.
(c)None.

Item 6. Exhibits
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1+*	Severance Agreement of David S. Black, dated May 8, 2023
10.2+*	Executive Offer Letter of Jeffrey D. Embt, dated May 31, 2023
10.3+*	Severance Agreement of Jeffrey D. Embt, dated June 8, 2023
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC

Date: August 8, 2023	By:	/s/ Jeffrey D. Embt
	Name:	Jeffrey D. Embt
	Title:	Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)

	By:	/s/ David S. Black
	Name:	David S. Black
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)