Form 10-Q
period 2023-09-30
Proterra Inc
filed 2023-11-06
CIK 1820630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The registrant had outstanding 228.2 million shares of common stock as of November 2, 2023.

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
•"Cowen Parties” means the Second Lien Agent, CSI I Prodigy Holdco LP, CSI Prodigy Co-Investment LP, and CSI PRTA Co-Investment L.P.;
•“Domestication” means the domestication of ArcLight as a corporation incorporated in the State of Delaware;
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
•“Phoenix Merger Sub” refers to Phoenix Merger Sub, Inc.;
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
•"Second Lien Agent” means CSI GP I LLC, as collateral agent under the Note Purchase Agreement;
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

Forward-Looking Statements
This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements regarding, among other things, our plans, strategies and prospects, both business and financial. These statements are based on the beliefs and assumptions of our management. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “objectives”, “goals”, “aims”, “continue”, “predict”, “would”, “could’, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report may include, for example, and without limitation, statements about:
•Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Company’s Chapter 11 Cases in the Bankruptcy Court, including our ability to successfully market and sell all, substantially all or some of our assets and to develop, negotiate, confirm and consummate a Chapter 11 plan;
•whether the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our Chapter 11 Cases, operating expenses and capital expenditure requirements;
•the length of time that we will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of Chapter 11;
•the effects of the Chapter 11 Cases, including increased legal and other professional costs and the diversion of management’s attention and consumption of resources as a result of the Chapter 11 Cases;
•our ability to meet our financial obligations during the Chapter 11 process;
•risks relating to the trading price and volatility of the Company’s common stock as a result of the Chapter 11 Cases and the effects of the delisting of the Company’s common stock from the Nasdaq Global Select Market;
•possible proceedings that may be brought by third parties in connection with the Chapter 11 process or any potential asset sale and risks associated with third-party motions in Chapter 11;
•the result of our post-petition marketing process is unknown, and there may be insufficient proceeds, if any, to make distributions to equity holders;
•the timing or amount of distributions, if any, to our stakeholders;
•employee attrition and our ability to retain senior management and other key personnel due to the distractions and uncertainties of the Chapter 11 Cases;
•our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•our financial and business performance, including business metrics;
•our ability to continue as a going concern;
•availability of additional capital to support our ability to maintain adequate operational and financial resources and generate sufficient cash flows;

•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•regulations that we are subject to, the impact of unfavorable changes to such regulations, or our ability to comply with such regulations;
•expectations regarding corporate, state, federal and international mandates/commitments to clean energy;
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
These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”) and financial reporting to the Bankruptcy Court. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or similar transactions.
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

Summary of Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the following summary of risks does not contain all of the information that may be important to you, and you should read the summary of risks together with the more detailed discussion of risks set forth in Part II, Item 1A under the heading “Risk Factors,” and elsewhere in this Quarterly Report. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including, without limitation, risks associated with the following:
•We are subject to the risks and uncertainties associated with Chapter 11 proceedings, including restrictions on our use of cash collateral, and operating as Debtors in the Chapter 11 Cases for a long period of time may harm our business.
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
•We have, and may continue, to experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
•Our post-bankruptcy capital structure has yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our common stock.
•The Chapter 11 proceedings has caused and may continue to cause our common stock to decrease in value materially or may render our common stock worthless. Trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and investors could lose all or part of their investments.
•There is substantial doubt about our ability to continue as a going concern for a period of 12 months from the date of this Quarterly Report on Form 10-Q.
•If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
•We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future.
•We have a history of net losses and negative cash flows from operations, have experienced rapid growth and may not achieve or sustain positive gross margin or profitability in the future.
•Our operating results have fluctuated and may continue to fluctuate from quarter to quarter, which makes our future results difficult to predict.
•Because many of the markets in which we compete are new and rapidly evolving, including as a result of consolidation of industry players, it is difficult to forecast long-term end-customer adoption rates and demand for our products, and our ability to meet demand for our products.
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

Part I. Financial Information
Item 1. Financial Statements
PROTERRA INC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	*
Assets:
Cash and cash equivalents	$112,814	$73,695
Accounts receivable, net	80,854	130,337
Short-term investments	17,899	224,359
Inventory	263,610	169,567
Prepaid expenses and other current assets	33,532	50,893
Deferred cost of goods sold	4,706	4,304
Restricted cash, current	25,546	12,565
Total current assets	538,961	665,720
Property, plant, and equipment, net	108,409	107,552
Operating lease right-of-use assets	15,326	20,274
Long-term inventory prepayment	10,000	10,000
Other assets	38,729	36,913
Total assets	$711,425	$840,459
Liabilities and Stockholders’ Equity:
Accounts payable	$7,379	$57,822
Accrued liabilities	30,328	33,551
Deferred revenue, current	768	30,017
Operating lease liabilities, current	—	6,876
Debt, current	178,992	122,692
Total current liabilities	217,467	250,958
Deferred revenue, non-current	5	37,381
Operating lease liabilities, non-current	—	18,098
Other long-term liabilities	4,999	17,164
Total liabilities not subject to compromise	222,471	323,601
Liabilities subject to compromise	213,745	—
Total liabilities	436,216	323,601
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized and 228,167 shares issued and outstanding as of September 30, 2023 (unaudited); 500,000 shares authorized and 226,265 shares issued and outstanding as of December 31, 2022	22	22
Preferred stock, $0.0001 par value; 10,000 shares authorized and zero shares issued and outstanding as of September 30, 2023 (unaudited); 10,000 shares authorized, zero shares issued and outstanding as of December 31, 2022	—	—
Additional paid-in capital	1,641,123	1,613,556
Accumulated deficit	(1,365,930)	(1,096,175)
Accumulated other comprehensive loss	(6)	(545)
Total stockholders’ equity	275,209	516,858
Total liabilities and stockholders’ equity	$711,425	$840,459
*: Derived from audited Consolidated Financial Statements.
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$79,957	$89,769	$227,056	$214,196
Parts and other service revenue	6,191	6,454	24,335	15,172
Total revenue	86,148	96,223	251,391	229,368
Product cost of goods sold	92,950	91,408	264,391	217,743
Parts and other service cost of goods sold	4,628	6,091	17,375	15,349
Total cost of goods sold	97,578	97,499	281,766	233,092
Gross loss	(11,430)	(1,276)	(30,375)	(3,724)
Research and development	10,992	18,165	44,438	44,871
Selling, general and administrative	37,419	38,554	108,867	98,646
Total operating expenses	48,411	56,719	153,305	143,517
Loss from operations	(59,841)	(57,995)	(183,680)	(147,241)
Interest expense, net	152	7,361	11,344	21,191
(Gain) loss on debt extinguishment	—	—	177,939	(10,201)
Gain on revaluation of derivative liability	(81,300)	—	(114,878)	—
Asset impairment charge	1,600	—	1,600	—
Other expense (income), net	(1,900)	(295)	(6,321)	(1,271)
Reorganization items, net	16,391	—	16,391	—
Income (loss) before income taxes	5,216	(65,061)	(269,755)	(156,960)
Provision for income taxes	—	—	—	—
Net income (loss)	$5,216	$(65,061)	$(269,755)	$(156,960)
Net income (loss) per share of common stock:
Basic	$0.02	$(0.29)	$(1.19)	$(0.70)
Diluted	$0.02	$(0.45)	$(1.19)	$(0.79)
Weighted average shares used in per share computation:
Basic	227,869	225,291	227,192	223,782
Diluted	227,869	250,704	227,192	248,637
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$5,216	$(65,061)	$(269,755)	$(156,960)
Other comprehensive income (loss), net of taxes:
Available-for-sales securities:
Unrealized gain (loss) on available-for-sale securities	25	625	539	(1,481)
Other comprehensive income (loss), net of taxes	25	625	539	(1,481)
Total comprehensive income (loss), net of taxes	$5,241	$(64,436)	$(269,216)	$(158,441)
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2023	Shares	Amount
Balance, December 31, 2022	226,265	$22	$1,613,556	$(1,096,175)	$(545)	$516,858
Issuance of stock upon exercise of options and RSU release	588	—	113	—	—	113
Stock-based compensation	—	—	4,314	—	—	4,314
Debt extinguishment fair value adjustment	—	—	(7,200)	—	—	(7,200)
Net loss	—	—	—	(243,977)	—	(243,977)
Other comprehensive income, net of taxes	—	—	—	—	608	608
Balance, March 31, 2023	226,853	22	1,610,783	(1,340,152)	63	270,716
Issuance of stock upon RSU release	331	—	—	—	—	—
Stock issuance for employee stock purchase plan	586	—	662	—	—	662
Reclassification of liability upon charter amendment	—	—	20,800	—	—	20,800
Stock-based compensation	—	—	4,405	—	—	4,405
Net loss	—	—	—	(30,994)	—	(30,994)
Other comprehensive loss, net of taxes	—	—	—	—	(94)	(94)
Balance, June 30, 2023	227,770	22	1,636,650	(1,371,146)	(31)	265,495
Issuance of stock upon RSU release, net of payment of tax withholding obligations	397	—	(9)	—	—	(9)
Stock-based compensation	—	—	4,482	—	—	4,482
Net income	—	—	—	5,216	—	5,216
Other comprehensive income, net of taxes	—	—	—	—	25	25
Balance, September 30, 2023	228,167	$22	$1,641,123	$(1,365,930)	$(6)	$275,209

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Nine Months Ended September 30, 2022	Shares	Amount
Balance, December 31, 2021	221,960	$22	$1,578,943	$(858,225)	$(588)	$720,152
Issuance of stock upon exercise of options and RSU release	743	—	1,833	—	—	1,833
Stock issuance for employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	4,642	—	—	4,642
Net loss	—	—	—	(50,078)	—	(50,078)
Other comprehensive loss, net of taxes	—	—	—	—	(1,641)	(1,641)
Balance, March 31, 2022	222,703	22	1,585,418	(908,303)	(2,229)	674,908
Issuance of stock upon exercise of options and RSU release	1,951	—	6,011	—	—	6,011
Stock issuance for employee stock purchase plan	325	—	1,502	—	—	1,502
Stock-based compensation	—	—	6,315	—	—	6,315
Net loss	—	—	—	(41,821)	—	(41,821)
Other comprehensive loss, net of taxes	—	—	—	—	(465)	(465)
Balance, June 30, 2022	224,979	22	1,599,246	(950,124)	(2,694)	646,450
Issuance of stock upon exercise of options and RSU release	553	—	1,125	—	—	1,125
Stock-based compensation	—	—	5,356	—	—	5,356
Net loss	—	—	—	(65,061)	—	(65,061)
Other comprehensive income, net of taxes	—	—	—	—	625	625
Balance, September 30, 2022	225,532	$22	$1,605,727	$(1,015,185)	$(2,069)	$588,495
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(269,755)	$(156,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,045	9,583
Asset impairment charge	1,600	—
Stock-based compensation	13,201	16,313
Amortization of debt discount and issuance costs	(922)	10,497
Accretion of debt PIK interest	8,015	5,559
(Gain) loss on debt extinguishment	177,939	(10,007)
Gain on revaluation of derivative liability	(114,878)	—
Non-cash reorganization items	(1,139)	—
Others	(3,959)	(688)
Changes in operating assets and liabilities:
Accounts receivable	48,579	(20,717)
Inventory	(94,043)	(49,762)
Prepaid expenses and other current assets	17,360	(13,508)
Deferred cost of goods sold	(401)	(1,761)
Operating lease right-of-use assets and liabilities	(537)	412
Other assets	(3,522)	(13,042)
Accounts payable and accrued liabilities	41,880	19,922
Deferred revenue, current and non-current	16,420	5,100
Other non-current liabilities	9,859	1,473
Net cash used in operating activities	(139,258)	(197,586)
Cash flows from investing activities:
Purchase of investments	(164,468)	(395,596)
Proceeds from maturities of investments	375,832	512,000
Purchase of property and equipment	(16,486)	(41,833)
Net cash provided by investing activities	194,878	74,571
Cash flows from financing activities:
Repayment of government grants	—	(700)
Proceeds from exercise of stock options	113	8,969
Proceeds from employee stock purchase plan	662	1,502
Other financing activities	(4,295)	2,815
Net cash provided by (used in) financing activities	(3,520)	12,586
Net increase (decrease) in cash and cash equivalents, and restricted cash	52,100	(110,429)
Cash and cash equivalents, and restricted cash at the beginning of period	86,260	182,604
Cash and cash equivalents, and restricted cash at the end of period	$138,360	$72,175
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,400	$6,289
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Accrued capital expenditures in accounts payable and accrued liabilities	$3,299	$4,798
Non-cash transfer of assets to inventory	—	515
Reclassification of derivative liability upon charter amendment	$20,800	$—
See accompanying notes to unaudited condensed consolidated financial statements.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Organization and Description of Business
Proterra Inc (“Proterra” or the “Company") is a leading developer and producer of zero-emission electric vehicle and EV technology solutions for commercial application. Proterra designs, develops, manufactures, and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities, and other commercial transit fleets. It also designs, develops, manufactures, sells, and integrates proprietary battery systems and electrification solutions for global commercial vehicle manufacturers. Additionally, Proterra provides fleet-scale, high-power charging solutions for its customers. Proterra is headquartered in Burlingame, California. The Company has consolidated bus production to Greenville, South Carolina and battery production to Greer, South Carolina as of September 30, 2023.
Proterra Operating Company, Inc. (“Proterra OpCo” and formerly known as Proterra Inc prior to the consummation of the Business Combination (“Legacy Proterra”)) was originally formed in June 2004 as a Colorado limited liability company and converted to a Delaware corporation in February 2010. On June 14, 2021, Legacy Proterra consummated the transactions contemplated by the Merger Agreement (the “Merger Agreement”), dated as of January 11, 2021, by and among ArcLight Clean Transition Corp. (“ArcLight”), (and, after the domestication of ArcLight as a corporation incorporated in the State of Delaware, (the “Domestication”), Proterra), Phoenix Merger Sub, Inc. (the “Phoenix Merger Sub”), and Legacy Proterra, whereby Phoenix Merger Sub merged with and into Legacy Proterra, and Legacy Proterra being the surviving corporation and a wholly owned subsidiary of Proterra. Legacy Proterra changed its name to “Proterra Operating Company, Inc.” and continues as a Delaware corporation and wholly-owned subsidiary of Proterra (the “Merger”). Unless otherwise specified or unless the context otherwise requires, references in these notes to the “Company,” “we,” “us,” or “our” refer to Legacy Proterra prior to the Domestication, the Merger and other transactions contemplated by the Merger Agreement (the “Business Combination”) and to Proterra following the Business Combination.
Voluntary Filing under Chapter 11
As previously disclosed, on August 7, 2023 (the “Petition Date”), Proterra Inc and its direct subsidiary, Proterra Operating Company, Inc. (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 (“Chapter 11) of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Bankruptcy Court” and such cases, the “Chapter 11 Cases”). The Chapter 11 Cases are jointly administered under the caption In re Proterra Inc, Case No. 23-11120 (BLS) (Bankr. D. Del. 2023). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors sought from the Bankruptcy Court, various forms of “first-day” relief”, including, among other things, authority to use cash collateral, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and continue customer programs. On August 10, 2023, the motions filed by the Debtors seeking this “first-day” relief were approved by the Bankruptcy Court and, to the extent such relief was granted on an interim basis, the Debtors have subsequently obtained orders granting such relief on a final basis. For detailed discussion about the Chapter 11 Cases, refer to Note 2, Chapter 11 Filing and Other Related Matters.
NASDAQ Delisting
On August 8, 2023, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined to delist the Company’s common stock from the Nasdaq Global Select Market. The Company did not appeal this determination. On August 17, 2023, Nasdaq suspended the trading of the Company’s common stock at the opening of business. On September 9, 2023, Nasdaq applied to the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Form 25 to remove the common stock of the Company from listing and registration on the Nasdaq Global Select Market at the opening of business September 20, 2023. As a result of the suspension and

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
delisting, the Company’s common stock began trading exclusively on the over-the-counter market (“OTC market”) on August 17, 2023 under the symbol PTRAQ. We will remain subject to SEC reporting obligations.
Application of ASC 852
Beginning on the Petition Date, the Company applied Financial Accounting Standards Board Codification Topic 852, Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and other professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheet as of September 30, 2023 as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 2, Chapter 11 Filing and Other Related Matters, for more information.
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and the related notes incorporated by reference in the Company’s Annual Report (the “Annual Report”) on Form 10-K, filed with SEC on March 17, 2023 and amended on May 1, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information. The information as of December 31, 2022 was derived from the Company’s audited financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2023 and the results of operations and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
The Company has incurred net losses and negative cash flows from operations since inception. As of September 30, 2023, the Company has an accumulated deficit of $1.4 billion, and cash and cash equivalents and short-term investments of $130.7 million. The Company has funded operations primarily through a combination of equity and debt financing.
Beginning on the Petition Date, the Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan, emerge from the Chapter 11 Cases and generate sufficient liquidity to meet its contractual obligations and

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
operating needs. As a result of risks and uncertainties, the delisting of our common stock and the effects of potential disruption resulting from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern for the next 12 months. See Note 2, Chapter 11 Filing and Other Related Matters for additional details on the Chapter 11 Cases.
The Company expects to continue to operate in the normal course for the duration of the Chapter 11 Cases. The Bankruptcy Court has approved a bidding process that may result in the sale of all or substantially all of its assets during the Chapter 11 Cases.
Use of Estimates
In preparing the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP and pursuant to the rules and regulations of the SEC, the Company must make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ materially from these estimates.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in the Annual Report, except for the accounting policies related to the Secured Convertible Promissory Notes that Legacy Proterra issued in August 2020 (as amended and restated, the “Convertible Notes”) and derivative liability described in Note 5, Debt, adopted during the three months ended March 31, 2023, and application of ASC 852 during the three months ended September 30, 2023, that have had a material impact on the Company’s condensed consolidated financial statements and related notes. See Note 2, Chapter 11 Filing and Other Related Matters, for more information on application of ASC 852.
Segments
The Company operates in the United States and has sales to the European Union, Canada, United Kingdom, Australia, Japan and Türkiye. Revenue disaggregated by geography, based on the addresses of the Company’s customers, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$68,480	$82,040	$201,585	$195,680
Rest of World	17,668	14,183	49,806	33,688
	$86,148	$96,223	$251,391	$229,368
The Company’s chief operating decision maker is its Chief Executive Officer (CEO) who reviews financial information presented on a consolidated basis for purposes of making decision on allocating resources and assessing financial performance. Accordingly, the Company has determined that it has a single reportable segment.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns and expectations of changes in macroeconomic conditions that may affect the collectability of outstanding receivables. The allowance for credit losses was not material as of September 30, 2023 and December 31, 2022.
Credit Risk and Concentration
The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Cash and

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
cash equivalents and short-term investments are maintained primarily at one financial institution as of September 30, 2023 and December 31, 2022, and deposits exceed federally insured limits. Risks associated with cash and cash equivalents, and short-term investments are mitigated by banking with creditworthy financial institutions. The Company has not experienced any losses on its deposits of cash and cash equivalents or its short-term investments.
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

	Revenue				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Number of customers accounted for 10% or more	3	2	1	2	3	2
Total % of customers accounted for 10% or more	62%	40%	24%	27%	52%	48%
Single source suppliers provide the Company with a number of components that are required for manufacturing of its current products. Although there may be multiple suppliers available, many of the components that the Company’s manufacturing process requires are purchased from one single source. If these single source suppliers fail to meet the Company’s requirements on a timely basis at competitive prices or are unable to provide components for any reason, the Company could suffer manufacturing delays, a possible loss of revenue, or incur higher cost of sales, any of which could adversely impact the Company’s operating results. As part of the Chapter 11 proceedings, the Company rejected the existing contract with TPI Composites, Inc., the single source supplier for bus bodies, and the Company may be unable to negotiate another agreement on better terms. As of September 30, 2023, the Company has sufficient bus bodies in inventory to meet its near term production plan.
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
The Company reviews long-lived assets for impairment at the lowest level for which separate cash flows can be identified. On October 17, 2023, Volta Trucks, a Proterra Powered customer, announced that it will file for administration in the United Kingdom and insolvency proceedings in other relevant jurisdictions. The Company

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
recorded a $1.6 million impairment charge in the three months and nine months ended September 30, 2023 to the long-term investments recorded in other assets in the condensed consolidated balance sheets. See Note 12, Subsequent events, for details. No impairment charge was recognized in the three and nine months ended September 30, 2022.
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
The changes in deferred revenue inclusive of the balance recorded in the liabilities subject to compromise, consisted of the following (in thousands):

Deferred revenue as of December 31, 2022	$67,398
Revenue recognized from beginning balance during the nine months ended September 30, 2023	(17,336)
Deferred revenue added during the nine months ended September 30, 2023	33,756
Deferred revenue as of September 30, 2023	$83,818
Liabilities Subject to Compromise
Since filing the Chapter 11 petitions, the Company has operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The liabilities subject to compromise balance is reflective of expected allowed claim amounts in accordance with ASC 852 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 2, Chapter 11 Filing and Other Related Matters, for details.
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
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenue derived from performance obligations satisfied over time from charging systems and installation was $0.9 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively, and $3.7 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively. Leasing revenue and extended warranty revenue recognized over time was immaterial for the three and nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and December 31, 2022, the contract assets balance was $3.2 million and $26.1 million, respectively, and these balances are recorded in the prepaid expenses and other current assets on the consolidated balance sheets. The contract assets are expected to be billed within the next twelve months.
As of September 30, 2023, the amount of remaining performance obligations that have not been recognized as revenue was $417.4 million. As the Company is in the process of a Bankruptcy Court-approved bidding process that may result in the sale of all or substantially all of its assets during the Chapter 11 Cases, the timing of satisfaction of these performance obligations is not estimable as of September 30, 2023. This amount excludes the value of remaining performance obligations for contracts with an original expected length of one year or less.
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
Revenue of these commercial offerings are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proterra Transit	$25,770	$56,363	$91,745	$142,563
Proterra Powered & Energy	60,378	39,860	159,646	86,805
Total	$86,148	$96,223	$251,391	$229,368
Product Warranties
Warranty expense is recorded as a component of cost of goods sold. Activity of the accrued warranty inclusive of the balances in the liabilities subject to compromise, consisted of the following (in thousands):

Nine Months Ended September 30, 2023
Warranty reserve- beginning of period	$25,513
Warranty costs incurred	(2,991)
Net changes in liability for pre-existing warranties, including expirations	(3,000)
Provision for warranty	13,501
Warranty reserve- end of period	$33,023

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Adopted Accounting Guidance and Accounting Pronouncements Not Yet Effective
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 30, 2023 that are of significance or potential significance to the Company.
2.    Chapter 11 Filing and Other Related Matters
The Chapter 11 Cases
Events Leading to Chapter 11
As previously disclosed, the Company has incurred net losses and negative cash flows from operations since inception and has funded operations primarily through a combination of equity and debt financing. The Company’s (i) existing Convertible Notes include a requirement that the Company maintain minimum liquidity and (ii) existing loan facilities include a requirement that the Company deliver financial reports without a going concern qualification, which have been waived or modified as the Company pursued various strategies designed to improve liquidity and cash generated from operations, such as expense reduction and cash savings initiatives that included streamlining facilities, initiating working capital initiatives, and efforts to reduce overall selling, general and administrative expenses, including a workforce reduction announced in January 2023, that included the closure of the City of Industry facility by December 31, 2023 to improve operational efficiency, and the cessation of battery production in the Burlingame facility in June 2023 to consolidate all battery production in our Powered 1 battery factory in the second half of 2023. Additionally, the Company explored potential options for raising additional funds through the issuance of equity, equity-linked, and/or debt securities, debt financings or other capital sources and/or strategic transactions. However, as discussed in the Declaration of Gareth T. Joyce in Support of Chapter 11 Petitions and First Day Pleadings [Docket No. 16] (the “First Day Declaration”) filed by the Debtors’ in the Chapter 11 Cases, these prepetition capital raising efforts were unsuccessful.
Voluntary Filing for Chapter 11 Protections
As previously disclosed, on the Petition Date, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are jointly administered under the caption In re Proterra Inc, Case No. 23-11120 (BLS) (Bankr. D. Del. 2023). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors sought, from the Bankruptcy Court, various forms of “first-day” relief, including, among other things, authority to use cash collateral, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and continue customer programs. On August 10, 2023, the motions filed by the Debtors seeking this “first-day” relief were approved by the Bankruptcy Court and, to the extent such relief was granted on an interim basis, the Debtors have subsequently obtained orders granting such relief on a final basis.
As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility and the Convertible Notes. As a result of the bankruptcy filing, the outstanding principal and interest thereunder became immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed under the Bankruptcy Code. However, the Convertible Notes continue to accrue PIK and cash interest under the cash collateral order. See Note 5, Debt for details.
Debtors-In-Possession
The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Debtors have obtained relief from the Bankruptcy Court authorizing the Debtors to conduct their business activities in the ordinary course,

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to, among other things: (i) pay employees’ wages and related obligations; (ii) pay pre-petition claims of certain lien claimants and critical vendors; (iii) continue to operate their cash management system in a manner substantially similar to pre-petition practice (iv) continue to maintain and administer certain existing customer programs; (v) pay taxes in the ordinary course; (vi) maintain their insurance program and surety bond program in the ordinary course; (vii) pay utility providers for post-petition services in the ordinary course; and (viii) to use cash collateral. In addition, the Bankruptcy Court has entered an order limiting trading of the Company’s equity securities to protect the Company’s net operating losses.
Marketing Process
In addition to the aforementioned first-day motions, the Debtors received Bankruptcy Court approval of certain procedures related to a marketing and bidding process for one or more potential sales or reorganization of all or certain assets of the Debtors, including the assets of Debtors’ Proterra Transit, Proterra Powered, and Proterra Energy business lines.
Prepetition Key Employee Retention Plan
As previously disclosed by the Company, on August 3, 2023, the compensation committee of the board of directors of the Company (the “Compensation Committee”) granted retention awards (each, a “Retention Award”) to certain of the Company’s employees. The Retention Awards, memorialized in an award letter (“Retention Award Letter”), are subject to clawback if the participant is terminated for cause or voluntarily resigns before the earlier of either the six-month anniversary or one-year anniversary of the date of grant, as applicable, or any potential transaction involving the Company (including through a merger, recapitalization or sale of substantially all of the assets of the Company) or any sale, disposition or winding down of any business unit, business division or asset of the Company that the participant provides substantially all of his or her services to.
As previously disclosed, the Company granted Retention Awards to named executive officers Julian Soell and Chris Bailey. Messrs. Soell and Bailey each received a Retention Award of approximately $0.5 million, which was paid on August 4, 2023, subject to certain clawback provisions. Under the terms of Messrs. Soell’s and Bailey’s Retention Award Letters, if the executive is terminated by the Company for “cause” (as defined in the Retention Award Letter) or by the executive without “good reason” (as defined in the executive’s employment or severance agreement) prior to the earlier of (i) August 4, 2024 and (ii) a “corporate transaction” (as defined in the Retention Award Letter), the executive will be required to repay the Company the after-tax amount of the Retention Award within 90 days following his termination date. Such repayment obligation does not apply in the event of a termination due to a death or disability, or due to a leave of absence because of a disability.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Debtors’ filing of the Bankruptcy Petitions resulted in most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims being subject to the automatic stay under the Bankruptcy Code.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any rights the Debtors have under the Bankruptcy Code.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Potential Claims
The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims against the Debtors are required to file proofs of claim by the deadlines set forth in the Order Establishing Bar Dates for Filing Proofs of Claim and Approving the Form and Manner of Notice Thereof [Docket No. 187].
The Debtors will receive proofs of claim, that will be reconciled to amounts recorded in the Debtors’ accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims expected to be filed, the claims administration process may take considerable time to complete and may continue through and following the Chapter 11 proceedings.
Reorganization items, net and Liabilities Subject to Compromise
The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under any Chapter 11 plan, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise.
As a result of the filing of the Chapter 11 Cases on August 7, 2023, the classification of pre-petition indebtedness is generally subject to compromise pursuant to a Chapter 11 plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.
Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Professional fees and other bankruptcy related costs	$17,530	$17,530
Write-off of liabilities subject to compromise	(1,139)	(1,139)
Reorganization items, net	$16,391	$16,391
As of September 30, 2023, no cash payment was made for the legal and professional fees related to the reorganization.
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2023 include amounts classified as Liabilities subject to compromise. The amount reflects the expected allowed amount of the pre-

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount.
Liabilities subject to compromise consisted of the following (in thousands):

September 30, 2023
Accounts payable	$73,947
Accrued liabilities	14,885
Deferred revenue	83,045
Operating lease liabilities	19,490
Other liabilities	22,378
Liabilities subject to compromise	$213,745

The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly and the aggregate amount of liabilities subject to compromise may change and such adjustments may be material.
3.    Fair Value of Financial Instruments
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
Financial assets and liabilities measured at fair value on a recurring basis using the above input categories were as follows (in thousands):

	Pricing Category	Fair Value at
		September 30, 2023	December 31, 2022
Assets:
Cash equivalents and marketable securities:
Money market funds	Level 1	$9	$14,941
Short-term investments:
U.S. Treasury securities	Level 1	17,899	224,359
Total		$17,908	$239,300
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
As of September 30, 2023 and December 31, 2022, the Company has $25.0 million and $26.6 million, respectively, of long-term investments recorded in other assets in the condensed consolidated balance sheets, comprised of minority ownership of equity investments in privately held entities. The long-term investment

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
balances include $25.0 million strategic equity investment made in the third quarter of 2022 in an entity that the Company expects to produce lithium iron phosphate (LFP) battery cells in the United States in the coming years which is expected to provide the Company with development opportunities for battery packs with another cell chemistry to address additional segments of the commercial vehicle market. These investments do not have a readily determinable fair value and are accounted for under a measurement alternative at cost, less impairment, adjusted for observable price changes. No impairment charges or observable price changes were recognized in the nine months ended September 30, 2022. The Company recorded a $1.6 million impairment charge to write off its entire investment in Volta Trucks entity in the nine months ended September 30, 2023 as a result of its filing for insolvency proceedings. See Note 12, Subsequent events, for details. There are no unrealized gains or losses associated with the long-term investment as of September 30, 2023.
The following is a summary of cash equivalents and marketable securities as of September 30, 2023 (in thousands):

	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$9	$—	$9
Short-term investments:
U.S. Treasury securities	17,905	(6)	17,899
Total	$17,914	$(6)	$17,908

As of September 30, 2023, the contractual maturities of the short-term investments were less than one year.
The following is a summary of cash equivalents and marketable securities as of December 31, 2022 (in thousands):

	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$14,941	$—	$14,941
Short-term investments:
U.S. Treasury securities	224,904	(545)	224,359
Total	$239,845	$(545)	$239,300

As of December 31, 2022, the contractual maturities of the short-term investments were less than one year.
The fair value of derivative liability under the Convertible Notes was measured as the difference between the estimated value of the Convertible Notes with and without the embedded features. See Note 5, Debt, for additional information on the Convertible Notes. A summary of the changes of the derivative liability is as follows (in thousands):

Derivative liability
Fair value at issuance as of March 31, 2023	$135,678
Change in fair value	(114,878)
Reclassification of liability upon charter amendment	(20,800)
Fair value as of September 30, 2023	$—
The change in fair value of derivative liability is recorded in the statements of operations. On June 23, 2023, the Company received stockholder approval to increase the number of authorized shares and subsequently filed a

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The voluntary petition filing of Chapter 11 on August 7, 2023 is considered an event of default under the Convertible Notes, triggering the maturity date of the Convertible Notes. As the embedded conversion features associated with the Convertible Notes expired on maturity date, the change of fair value of $81.3 million was recorded to the gain on revaluation of derivative liability on the condensed consolidated statement of operations during the three months ended September 30, 2023.
4.    Balance Sheet Components
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$112,805	$58,754
Cash equivalents	9	14,941
Total cash and cash equivalents	$112,814	$73,695
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

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$112,814	$73,695
Restricted cash, current portion	25,546	12,565
Total cash and cash equivalents, and restricted cash	$138,360	$86,260
Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$204,463	$127,199
Work in progress	39,736	21,153
Finished goods	10,201	13,518
Service parts	9,210	7,697
Total inventories	$263,610	$169,567
Increases in Raw materials as of September 30, 2023 is primarily related to the timing of receipts of lithium-ion cells for our battery packs and increase of work in progress and finished goods mainly due to timing of bus deliveries. For the three and nine months ended September 30, 2023, $7.8 million and $14.5 million of expenses were recorded related to the write down of inventories for excess or obsolete inventories, scrap from the battery manufacturing facility (Powered 1) ramp up production and consolidation of Powered facilities, and lower of cost or market adjustment. The reserve expenses were immaterial for each of the three and nine months ended September 30, 2022.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Property, plant, and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer hardware	$6,116	$5,465
Computer software	17,111	11,012
Internally used vehicles and charging systems	11,778	15,177
Leased vehicles and batteries	5,142	5,142
Leasehold improvements	30,951	10,716
Machinery and equipment	80,795	28,942
Office furniture and equipment	3,397	2,523
Tooling	19,885	22,430
Finance lease right-of-use assets	878	179
Construction in progress	5,217	72,505
	181,270	174,091
Less: Accumulated depreciation and amortization	(72,861)	(66,539)
Total	$108,409	$107,552
Construction in progress was comprised of various assets that are not available for their intended use as of the balance sheet date. The construction in progress balance as of December 31, 2022 mainly related to the equipment and facility build out at Powered 1 in Greer, South Carolina.
For the three and nine months ended September 30, 2023, depreciation and amortization expense were $5.5 million and $15.0 million, respectively. For the three and nine months ended September 30, 2022, depreciation and amortization expense were $2.9 million and $9.6 million, respectively.
Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and related expenses	$4,819	$8,647
Accrued legal and professional fees	17,649	1,586
Accrued sales and use tax	168	1,784
Warranty reserve	—	8,406
Accrued supplier liability	—	7,699
Insurance related	—	4,445
Other accrued expenses	7,692	984
Total	$30,328	$33,551

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Warranty reserve	$3,420	$17,107
Other long-term liabilities	1,579	57
Total	$4,999	$17,164

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.    Debt
Debt, net of debt discount and issuance costs, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior Credit Facility	$—	$—
Convertible Notes	178,992	122,692
Total debt	$178,992	$122,692
Less debt, current	178,992	122,692
Debt, non-current	$—	$—
Senior Credit Facility
In May 2019, the Company entered into the Senior Credit Facility with borrowing capacity up to $75.0 million. The commitment under the Senior Credit Facility is available to the Company on a revolving basis through the earlier of May 9, 2024 or 91 days prior to the stated maturity of any subordinated debt in aggregate amount of $7.5 million or more. The maximum availability under the Senior Credit Facility is based on certain specified percentage of eligible accounts receivable and inventory, subject to certain reserves, to be determined in accordance with the Senior Credit Facility. The Senior Credit Facility includes a $25.0 million letter of credit sub-line. Subject to certain conditions, the commitment may be increased by $50.0 million upon approval by the lender, and at the Company’s option, the commitment can be reduced to $25.0 million or terminated upon at least 15 days’ written notice.
The Senior Credit Facility is secured by a security interest in substantially all of the Company’s assets except certain excluded assets.
Borrowings under the Senior Credit Facility bore interest at per annum rates equal to, at the Company’s option, either (i) the base rate plus an applicable margin for base rate loans, or (ii) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin for LIBOR loans. The base rate is calculated as the greater of (a) the Lender prime rate, (b) the federal funds rate plus 0.5%, and (c) one-month LIBOR plus 1.0%. The applicable margin is calculated based on a pricing grid linked to quarterly average excess availability (as a percentage of borrowing capacity). For base rate loans, the applicable margin ranges from 0.0% to 1.5%, and for LIBOR loans, it ranges from 1.5% to 3.0%. The Senior Credit Facility contains certain customary non-financial covenants. In addition, the Senior Credit Facility requires the Company to maintain a fixed charge coverage ratio of at least 1.00:1.00 during such times as a covenant trigger event shall exist.
On April 3, 2023, the Company entered into the Third Amendment to the Senior Credit Facility to replace the references of LIBOR in the loan document with Term SOFR, a rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York.
The voluntary petition filing on August 7, 2023 is considered an event of default under the Senior Credit Facility, and resulted in termination of the revolver commitment. The defeasance of the Senior Credit Facility resulted in the write-off of remaining unamortized debt issuance cost of $0.1 million to interest expense.
There was no outstanding balance for borrowings under the Senior Credit Facility as of September 30, 2023 and December 31, 2022. The Company elected to cash collateralize its outstanding letters of credit obligations in accordance with certain terms under the Senior Credit Facility, which was recorded in the restricted cash, current on the condensed consolidated balance sheet. During the three months ended September 30, 2023, $10 million of letter of credit was drawn. As of September 30, 2023, there was an aggregate of $11.9 million in letters of credit outstanding.
Convertible Notes
In August 2020, Legacy Proterra issued $200.0 million aggregate principal amount of Convertible Notes with an initial maturity date on August 4, 2025. The Convertible Notes had a cash interest of 5.0% per annum payable

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Prior to the maturity date, in the event of a liquidation or sale of the Company, the Company was required to pay to the holders of Convertible Notes the greater of (i) 150% of the principal balance of the Convertible Notes or (ii) the consideration that the holders would have received had the holders elected to convert the Convertible Notes into common stock immediately prior to such liquidation event.
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
In connection with the issuance of the Convertible Notes, the Company issued warrants to the holders of Convertible Notes to purchase 4.6 million shares of Company capital stock at an exercise price of $0.02 per share. The warrants were freestanding financial instruments and, prior to the closing of the Business Combination (the “Closing”), were classified as a liability due to the possibility that they could become exercisable into Legacy Proterra convertible preferred stock. Upon the consummation of the Merger, the stock issuable upon exercise of the warrants is Proterra common stock, with no possibility to convert to Legacy Proterra convertible preferred stock. As a result, the carrying amount of the warrant liability was reclassified to stockholders’ equity. The warrant liability of $29.0 million was initially measured at fair value on its issuance date and recorded as a debt discount and amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The warrant liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon any exercise of the warrants to common stock, the carrying amount of the warrant liability was reclassified to stockholders’ equity. In the fourth quarter of 2021, all remaining outstanding warrants were exercised.
Prior to the Closing, the embedded features of the Convertible Notes were comprised of conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of Company stock. These conversion options were bifurcated and accounted for separately from the host debt instrument. The derivative liability of $68.5 million was initially measured at fair value on the issuance date of the Convertible Notes and recorded as debt discount and was amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The derivative liability was remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. Upon the consummation of the Merger, the embedded conversion features associated with the Convertible Notes no longer qualified for derivative accounting since the conversion price became fixed. The carrying amount of the embedded derivative, the fair value as of June 14, 2021 (the “Closing Date”), was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging.
Issuance costs of $5.1 million were also recorded as debt discount and are amortized during the term of the Convertible Notes to interest expense using the effective interest method.
On June 14, 2021, certain Convertible Note holders with an original aggregate principal amount of $46.5 million elected to convert their Convertible Notes at the Closing. An aggregate of $48.8 million principal and

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s inability to deliver audited financial statements certified by the Company’s independent registered public accounting firm without qualification (or similar notation) as to going concern with respect to the financial statements for the year ended December 31, 2022 would have been an event of default under both the Senior Credit Facility and the Convertible Notes. On March 14, 2023, the Company obtained a limited advance waiver from the holders of the Convertible Notes with respect to the covenant that requires an unqualified statement regarding the Company being able to continue as a going concern until March 31, 2023. On March 31, 2023, the Company received a waiver for the Senior Credit Facility to consent to the delivery of the 2022 Financials with a going concern qualification and waived the cross default of the corresponding covenant under the Convertible Notes in connection with the 2022 Financials.
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
The Convertible Notes Amendments provide for (i) a waiver of the Minimum Liquidity Covenant through May 31, 2024, requiring instead a minimum Liquidity (as defined in the Convertible Notes Amendments) of $125.0 million as of the last day of each quarter from March 31, 2023 through and including May 31, 2024, and (ii) a waiver of the requirement that the Company’s financial statements be certified by the Company’s auditor without qualification (or similar notation) as to going concern for the Company’s consolidated financial statements for fiscal years 2022 and 2023. After May 31, 2024, the Convertible Notes require the Company to maintain Liquidity at each quarter end of not less than the greater of (i) $75.0 million and (ii) four times of Cash Burn (as defined in the Convertible Notes Amendments) for the three-month period then ended. In addition, the Convertible Notes contain an additional holding company covenant limiting the Company’s ability to engage in business, operations and activities other than as set forth in the Convertible Notes.
The Convertible Notes Amendments extended the maturity date of the Convertible Notes to August 4, 2028, except with respect to $3.5 million original principal amount, which have since also been extended as described below. The annual interest rate was increased to 12.0% per annum, consisting of 5.0% in cash and 7.0% PIK interest with the PIK default rate proportionally increased to 9.0%. The increased PIK interest on the Convertible Notes is to be accrued from March 17, 2023.
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

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In accordance with ASC Topic No. 470-50, Debt – Modifications and Extinguishments, the Convertible Notes Amendments were determined to be an extinguishment of the existing debt and an issuance of new debt upon the effectiveness of the Convertible Notes Amendments on March 31, 2023. The new debt is initially recorded at its fair value of $313.4 million, and a loss on debt extinguishment is calculated as the difference between the fair value of the new debt, the net carrying amount of the old debt, and other adjustments required under US GAAP. The Company recorded a loss on debt extinguishment of $177.9 million in the condensed consolidated statements of operations and the $7.2 million fair value of the mandatory conversion feature under the Convertible Notes immediately prior to the Convertible Notes Amendments were recorded to offset stockholders’ equity in accordance with Topic 815, Derivatives and Hedging. The embedded features in the Convertible Notes include conversion options that had the economic characteristics of a contingent early redemption feature settled in a variable number of shares of the Company’s common stock. These conversion features were bifurcated and accounted for as a derivative liability separately from the host debt instrument. As of March 31, 2023, the fair value of derivative liability of $135.7 million was recorded as debt discount on the condensed consolidated balance sheets, which will be amortized during the term of the Convertible Notes to interest expense using the effective-interest method. The derivative liability will be remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. The Convertible Notes Amendments were a non-cash transaction and had no impact to the financing activities in the statements of cash flows for the three and six months ended June 30, 2023.
Upon effectiveness of the Convertible Notes Amendments, the Convertible Notes, inclusive of debt premium, consisted of the following (in thousands):

March 31, 2023
Principal	$153,500
PIK interest	19,371
Total principal	172,871
Plus debt premium	4,864
Total Convertible Notes	$177,735

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Upon receiving the stockholder approval, certain embedded conversion features associated with the Convertible Notes no longer qualify for derivative accounting. The carrying amount of the derivative liability of $20.8 million associated with those conversion features, which is the fair value as of June 23,2023, was reclassified to stockholders’ equity in accordance with Topic 815, Derivatives and Hedging. The remaining derivative liabilities are continually remeasured on a recurring basis at each reporting period date, with the change in fair value reported in the statement of operations. See Note 3, Fair Value of Financial Instruments, for details of valuation methodology and impact of change of fair value of derivative liability.
The Bankruptcy Petitions are considered an event of default under the Convertible Notes, triggering the maturity date of the Convertible Notes. The principal and accrued unpaid interest became due and payable immediately. The Convertible Notes are fully secured and therefore not subject to compromise, and accordingly it is continually accounted under Topic 470, debt. As the embedded conversion features associated with the Convertible Notes expired on maturity date, the change of fair value of $81.3 million was recorded to other income on the consolidated statement of operation. The unamortized debt premium of approximately $4.7 million was written off to interest expense.
Pursuant to the final cash collateral order, post-petition interest on pre-petition debt continues to accrue at the non-default rate until the earlier of (i) April 1, 2024 and (ii) the notice period following an event of default, unless an extension is approved by the Bankruptcy Court, and paid when such payment would have been due under the Notes Purchase Agreement.
As of September 30, 2023, the Convertible Notes consisted of the following (in thousands):

September 30, 2023
Principal	$153,500
PIK interest	25,492
Total principal	$178,992
The amortization expense of debt discount (premium) and issuance costs were $(4.7) million and $(1.0) million for the three and nine months ended September 30, 2023, respectively. The amortization expense of debt discount and issuance costs were $3.6 million and $10.4 million for the three and nine months ended September 30, 2022, respectively.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Leases
As a Lessor
The net investment in leases were as follows (in thousands):

	September 30, 2023	December 31, 2022
Net investment in leases, current	$1,078	$985
Net investment in leases, non-current	9,771	9,304
Total net investment in leases	$10,849	$10,289
Interest income from accretion of net investment in lease was not material in the nine months ended September 30, 2023 or 2022.
Future minimum payments receivable from operating and sales-type leases as of September 30, 2023 for each of the next five years were as follows:

	Operating leases	Sales-type leases
Remainder of 2023	$70	$229
2024	—	1,010
2025	—	1,762
2026	—	1,808
2027	—	1,808
Thereafter	—	4,896
Total minimum lease payments	$70	$11,513
As a Lessee
The Company leases its office and manufacturing related facilities in Burlingame and City of Industry, California, Greenville and Greer, South Carolina, and Rochester Hills, Michigan under operating lease agreements with various expiration dates from 2023 through 2033.
The Company had no material finance leases as of September 30, 2023.
Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Remainder of 2023	$1,725
2024	4,204
2025	3,487
2026	2,615
2027	2,238
Thereafter	9,858
Total undiscounted lease payment	24,127
Less: imputed interest	(4,637)
Total operating lease liabilities	$19,490
Operating lease expense was $2.0 million and $6.0 million for the three and nine months ended September 30, 2023, respectively. Operating lease expense was $1.9 million and $5.4 million for the three and nine months ended September 30, 2022, respectively.
Short-term and variable lease expenses for the nine months ended September 30, 2023 and 2022 were not material.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(6,295)	$(4,822)
Lease liabilities arising from obtaining right-of-use assets:
Operating lease	$—	$4,178
Finance lease	$699	$—
Operating lease right-of-use assets and liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$15,326	$20,274
Operating lease liabilities, current	—	6,876
Operating lease liabilities, non-current	—	18,098
Total operating lease liabilities	$—	$24,974
The operating lease right-of-use liabilities, which is included in the liabilities subject to compromise, was $19.5 million.
The weighted average remaining lease term and discount rate of operating leases were 6.7 years and 6.1%, respectively, as of September 30, 2023. The weighted average remaining lease term and discount rate of operating leases were 6.4 years and 6.2%, respectively, as of December 31, 2022.
As of September 30, 2023, the Company had no significant additional operating leases and finance leases that have not yet commenced.
7.    Commitments and Contingencies
Purchase Commitments
As of September 30, 2023, the Company had outstanding inventory and other purchase commitments of $1.9 billion, excluding inestimable variable components. Most of the commitments relate to the expected purchase of 2170 battery cells to be manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement. The terms of the agreement require the Company to make certain prepayments that vary in size based on milestones relating to the construction of the US facility. As of September 30, 2023, the Company has made a $10.0 million prepayment, which was recorded as the long-term inventory prepayment on the consolidated balance sheets. See Note 12, Subsequent events, for details related to the announcement of LG Energy Solution related to this US facility.
Letters of Credit
As of September 30, 2023, the Company had cash collateralized letters of credit outstanding totaling $12.0 million, which will expire over various dates in 2023 and 2024.
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

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
significant liability or damages. Any claims or litigation could have an adverse effect on the Company’s business, financial position, operating results, or cash flows in or following the period that claims or litigation are resolved.
As of September 30, 2023 and December 31, 2022, other than the Chapter 11 Cases, the Company was not a party to any legal proceedings that would have a material adverse effect on its business.
8.    Stockholders’ Equity
On June 23, 2023, the stockholders of the Company approved and the Company filed in Delaware an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 500,000,000 shares to 1,000,000,000 shares. As of September 30, 2023, the Company is authorized to issue 1,010,000,000 shares of capital stock, with a par value of $0.0001 per share. The authorized shares consist of 1,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2023, 228,167,279 shares of common stock were issued and outstanding, and no shares of preferred stock were issued and outstanding. The holders of each share of common stock are entitled to one vote per share.
As of September 30, 2023, the Company had reserved shares of common stock for issuance as follows (in thousands):

2010 Equity Incentive Plan	10,317
2021 Equity Incentive Plan	34,537
2021 Employee Stock Purchase Plan	4,877
Warrants	1
Earnout Stock	18,009
Convertible notes	247,835
Total	315,576
9.    Equity Plans and Stock-based Compensation
2010 Equity Incentive Plan
In 2010, Legacy Proterra adopted the 2010 Equity Incentive Plan (the “2010 Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units. Upon Closing, the then outstanding options under the 2010 Plan were converted into options exercisable to purchase an aggregate of 22,532,619 shares of common stock. Following the Closing, such options continue to be subject to the terms of the 2010 Plan and applicable award agreements; however, no further awards can be granted under the 2010 Plan. As of September 30, 2023, options to purchase 10,316,698 shares of common stock remained outstanding under the 2010 Plan.
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

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In connection with the Company’s bankruptcy filing on August 7, 2023, the Company is not authorized to grant any additional awards under the Equity Incentive Plan.
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
The first offering period started in the fourth quarter of 2021. The Company calculated the fair value of the employees’ purchase rights related to the ESPP using the Black-Scholes model.
In August 2023, in connection with the Company’s bankruptcy filing, all outstanding offering periods under the ESPP program were discontinued, and the Company recorded the remaining unrecognized stock-based compensation expense in the three months ended September 30, 2023. The stock-based compensation expense were approximately $0.8 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023 and 2022, the Company issued 586,008 and 325,106 shares of common stock under the ESPP with a purchase price of $1.13 and $4.62 per share, respectively.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s stock option activity and related information was as follows:

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2022 (1)	14,256,697	$4.32	5.5	$9,469
Granted	3,035,164	1.41
Exercised	(57,036)	1.98
Cancelled/forfeited/expired (2)	(3,250,706)	5.06
Balance as of September 30, 2023	13,984,119	$3.53	5.2	$—
Exercisable as of September 30, 2023	9,844,575	$3.80	3.5	$—
__________________
(1)Excluding Equity Awards of 2,677,500 shares and Milestone Options of 669,375 shares. See below for further details.
(2)Excluding 2,677,500 shares cancelled under the Equity Awards with weighted average exercise price of $19.61 per share, and 669,375 shares cancelled under the Milestone Options with exercise price of $5.33 per share.
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
Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money stock options. The total intrinsic value of stock options exercised was $0.1 million for the nine months ended September 30, 2023. The total estimated grant date fair value of stock options vested was $5.0 million for the nine months ended September 30, 2023. As of September 30, 2023, the total unrecognized stock-based compensation expense related to outstanding stock options was $6.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.
The fair value of stock options granted is estimated on the date of grant using the following assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	6.3	6.3
Risk-free interest rate	3.7%	2.0%
Expected volatility	67.2%	55.1%
Expected dividend rate	—	—

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
A summary of the Company's RSU activity and related information is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance as of December 31, 2022	5,733,227	$7.07
Granted	5,154,438	1.60
Released	(1,402,679)	6.77
Forfeited	(2,079,799)	5.29
Balance as of September 30, 2023	7,405,187	$3.82
The compensation expense related to the service-based RSU awards is determined using the fair market value of the Company’s common stock on the date of the grant. As of September 30, 2023, the total unrecognized stock-based compensation expense related to outstanding RSUs was $24.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Stock-based Compensation Expense
Stock-based compensation expense included in operating results was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$209	$456	$786	$1,350
Research and development	1,250	1,409	3,707	3,690
Selling, general and administrative	3,023	3,491	8,708	11,273
Total stock-based compensation expense	$4,482	$5,356	$13,201	$16,313
10.    Net Loss Per Share
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
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The computation of basic and diluted net loss per share of common stock attributable to common stockholders was as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$5,216	$(65,061)	$(269,755)	$(156,960)
Effect of dilutive securities:
Interest expense to be recognized upon conversion of Convertible Notes (1)	—	(47,891)	—	(40,154)
Numerator for diluted EPS - Net loss after the effect of dilutive securities	$5,216	$(112,952)	$(269,755)	$(197,114)
Denominator:
Weighted-average shares used in computing net loss per share of common stock, basic	227,869	225,291	227,192	223,782
Convertible Notes (1)	—	25,413	—	24,855
Diluted weighted average shares	227,869	250,704	227,192	248,637
Net income (loss) per share of common stock:
Basic	$0.02	$(0.29)	$(1.19)	$(0.70)
Diluted	$0.02	$(0.45)	$(1.19)	$(0.79)
__________________
(1)Adjustment is under the “if-converted” method. Adjustments for the three months ended September 30, 2022 include write-off of $59.0 million unamortized debt discount of the Convertible Notes as of June 30, 2022, offset by the $7.4 million interest expense recorded in net loss of three months ended September 30, 2022. Adjustments for the nine months ended September 30, 2022 include write-off of $62.3 million unamortized debt discount of the Convertible Notes as of December 31, 2021, offset by the $14.5 million interest expense recorded in net loss of nine months ended September 30, 2022.

The Company applies the treasury stock method when calculating the diluted net income (loss) per share of common stock and “if-converted” method for Convertible Notes when applicable.
Prior to the Convertible Notes Amendments, the outstanding Convertible Notes including accrued interest would have been automatically converted to common stock at $6.5712 per share pursuant to the mandatory conversion provisions, if and when the VWAP exceeded $9.86 over 20 consecutive days subsequent to January 13, 2022. Following the Convertible Notes Amendments, the conditions for the convertible features under the Convertible Notes were not satisfied. See Note 5, Debt, for additional information on the conversion provisions of the Convertible Notes. The voluntary petition filing on August 7, 2023 is considered an event of default under the Convertible Notes, triggering the maturity date of the Convertible Notes. The conversion features under the Convertible Notes expired on the maturity date.
No adjustment is required to the weighted-average shares used in computing the diluted net income (loss) per share for the three and nine months ended September 30, 2023. The potentially dilutive securities were as follows (in thousands):

September 30, 2023
Stock options and RSUs to purchase common stock	21,389
Warrants to purchase common stock	1
Total	21,390
11.    401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible employees and provides a matching contribution for the first 4% of their salaries. The matching contribution costs incurred were $0.9 million and $2.9 million in the three and nine months ended September 30, 2023, respectively. The matching contribution costs incurred were $0.9 million and $2.4 million in the three and nine months ended September 30, 2022, respectively.

PROTERRA INC
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12.    Subsequent Events
Key Employee Incentive Plan
On October 10, 2023, the Bankruptcy Court approved a Key Employee Incentive Plan (the “KEIP”), which had previously been approved by the Compensation Committee, subject to Bankruptcy Court approval. The KEIP was developed with the assistance of advisors to provide incentive-based cash compensation to its participants based on creating business value and executing one or more of any potential transaction involving the Company (including through a merger, recapitalization or sale of substantially all of the assets of the Company) or any sale, disposition or winding down of any business unit, business division or asset of the Company (each, a “Transaction”).
Each participant of the KEIP (the “KEIP Participants”) will be eligible to receive a KEIP award that represents the potential to earn one or more cash payments (each, a “KEIP Payment”), which will be in lieu of any existing incentive and retention opportunities, including the Company’s short-term cash bonus, equity incentive and retention programs. Generally, KEIP Payments must be earned pursuant to the terms provided under the KEIP in order to be payable to KEIP Participants. The timing of KEIP Payments are subject to the terms provided under the KEIP.
KEIP Participants may earn an aggregate amount of approximately $1.4 million upon approval by the Bankruptcy Court of a Transaction which, along or in combination with a series of prior Transactions, meet a certain numerical threshold. KEIP Participants may earn an additional KEIP Payment equal to 3% of the excess value above such certain numerical threshold associated with such Transaction. If the series of Transactions do not meet the relevant threshold amounts, there will be no payouts under the KEIP. The KEIP is subject to further conditions regarding continued employment of the KEIP participants and other conditions.
Post-Petition Key Employee Retention Plan
On October 5, 2023, the Bankruptcy Court approved a Key Employee Retention Plan (the “KERP”), which had previously been approved by the Compensation Committee, subject to Bankruptcy Court approval. The KERP provides for grants of retention awards that are subject to clawback if the KERP participant is terminated for cause or voluntarily resigns before the earlier of either the six-month anniversary or one-year anniversary of the date of grant as applicable, or a Transaction involving the Company or the business unit or division for which the KERP participant provides substantially all of his or her services to. Payments pursuant to the KERP will not exceed, in the aggregate, approximately $1.5 million.
Volta Truck Bankruptcy
On October 17, 2023, Volta Trucks, a Proterra Powered customer, announced that it will file for administration in the United Kingdom and insolvency proceedings in other relevant jurisdictions. The Company recorded a $1.6 million impairment charge in the three months ended September 30, 2023 to write off its long-term investments in this entity. As the Company has sufficient deferred revenue from prepayments outstanding, no credit losses over its accounts receivables outstanding as of September 30, 2023 are expected.
LG US Facility Plan Modification
On October 25, 2023, LG Energy Solution issued a press release announcing that it modified its plan for a yet to be built battery cell manufacturing plant in the United States to only produce 46-series battery cells instead of the original plan to produce both 46-series and 2170 battery cells. According to the press release, the expected date for start of production remains unchanged, scheduled for late 2025. The Company is currently in discussions with LG Energy Solution concerning the existing long-term supply agreement which contains minimum volume commitments and certain milestone-based prepayments related to the construction of the US facility as disclosed in Note 7, Commitments and Contingencies. The Company continues to recognize the $10.0 million prepayment as a long-term inventory prepayment on the condensed consolidated balance sheets as of September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our audited financial statements for the year ended December 31, 2022 and the related notes incorporated by reference in our Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read Part II, Item 1A titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
Proterra’s mission is to build innovative electric vehicle and battery technologies to power a better, more sustainable world.
Commercial and industrial fleets are expected to adopt electric vehicles at increasingly higher rates over the next two decades, driven by factors including emissions targets and regulations, and lower operating costs. More than 200,000 new electric buses, medium-duty trucks, and heavy-duty trucks are expected to be sold in the industry by 2030 and approximately 650,000 by 2040 in our core markets of North America and Europe. Assuming average battery capacity per vehicle of 225 kWh for medium-duty trucks, 300 kWh for buses and 750 kWh for heavy-duty trucks, we estimate this could translate into demand for heavy-duty commercial and industrial-scale batteries of approximately 90 GWh by 2030 and approximately 300 GWh by 2040 in such markets. Our business strategy is to capitalize on this opportunity through our industry-leading commercial electrification solutions. Additionally, to improve battery production efficiency, the Company consolidated the battery production from Burlingame and City of Industry, California to Powered 1 battery factory at the end of the third quarter of 2023. These changes are part of an overall operational efficiency effort by the Company to address the challenges we have faced related to improving our margins and increasing our cash flows. This is an ongoing process and our efforts to date have not yet fully addressed these challenges partially due to the slower than expected ramp of our Powered 1 battery factory.
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
Our industry experience, the performance of our transit buses, and compelling total cost of ownership has helped make us a leader in the U.S. electric transit bus market. With over 1,100 electric transit buses delivered since inception, our electric transit buses currently have delivered more than 50 million cumulative service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. From this experience, we have been able to continue to iterate and improve our technology.
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
Proterra Powered has partnered with more than a dozen OEMs spanning from Class 3 to Class 8 trucks, several types of buses, and multiple off-highway categories. Through September 30, 2023, Proterra Powered has delivered battery systems and electrification solutions for more than 2,850 vehicles to our OEM partner customers.
In addition, Proterra Energy has established us as a leading commercial vehicle charging solution provider by helping fleet operators fulfill the high-power charging needs of commercial electric vehicles and optimize their energy usage, while meeting our customers’ space constraints and continuous service requirements. As of September 30, 2023, we had installed more than 120 MW of charging infrastructure across North America.
Historically, we have generated the majority of our revenue from Proterra Transit’s sales of electric transit buses, complemented by additional revenue from Proterra Powered’s sales of battery systems and Proterra Energy’s sales and installation of charging systems, as well as from the sale of spare parts and other services provided to customers. As fleet electrification continues to expand beyond buses to trucks and other commercial vehicles, we expect Proterra Powered & Proterra Energy to grow into a significantly larger portion of our overall business and generate a greater portion of revenue. In the second quarter of 2023, Proterra Powered generated a majority of our total revenue for the first time. Through September 30, 2023, our chief operating decision maker, the Chief Executive Officer, evaluates Proterra’s results on a consolidated basis for purposes of making decisions on allocating resources and assessing financial performance, resulting in a single reportable segment.
Enhanced by Proterra PoweredTM high performance battery systems and electrification solutions and our purpose-built transit bus vehicle designed to optimize power, weight, and efficiency, Proterra Transit has been a leader in the North American electric transit market since 2012. Our sales efforts are focused on the 400 largest public transit agencies, which range in size from approximately 50 buses to thousands of buses in their fleets. These agencies operate more than 85% of the more than 70,000 transit buses on the road in North America, according to the Federal Transit Administration’s (“FTA”) National Transit Database. We also focus our sales effort on airports, universities, hospitals, and corporate shuttle operators. As of September 30, 2023, there are, in aggregate, more than 25,000 buses in operation at fleets that are mandated to convert to 100% zero-emission by 2040 in North America, including fleets in the state of California and the cities of New York City, Chicago, and Seattle, among others. The fleet size of our primary public transit agency customer targets ranges between approximately 100 to more than 4,000 buses, and their electrification plans typically involve a phased approach. Our goal is to maintain our leadership in market share of the North American electric bus and commercial vehicle market as electric penetration continues to rise by both acquiring new customers and expanding our share of existing customers as transit agencies’ average order rates increase to meet their zero emission targets. We believe we have a competitive advantage in winning new bus sales due to our extensive track record, with more than 1,100 vehicles delivered and more than 50 million real-world service miles spanning a wide spectrum of climates, conditions, altitudes and terrains. We believe that repeat orders of increasing scale represent a considerable growth opportunity for our electric transit buses. After initial purchase, our customers often expand their electric vehicle programs and place additional orders for electric buses and charging systems. Repeat orders lower our customer acquisition costs and increase visibility into our sales pipeline. Many of our existing customers have announced long-term goals to transition to fleets completely comprised of electric vehicles.
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
We consolidated our bus production to our largest bus manufacturing facility located in Greenville, South Carolina in the second quarter of 2023. We constructed our Powered 1 battery factory which has approximately 327,000 square feet at Greer, South Carolina. To improve production efficiency, we have consolidated our battery production to Powered 1 battery factory at the end of the third quarter of 2023. Our planned total battery system manufacturing capacity is multiple gigawatt-hours per year. We have specifically developed our battery modules using a design for manufacturability (DFM) approach that enables high-volume automated production of the module using a modular manufacturing line that can be rapidly built with low capital expenditures. Enabled by the simplicity of design and integrated architecture of our battery modules, we can manufacture our battery packs in two widths and three heights, various lengths ranging from 3-feet to 9-feet, and four different voltages. In the nine months ended September 30, 2023 and 2022, our battery production was 474.7 MWh and 255.0 MWh, respectively, a 86% increase year over year. As we work to increase our production volumes, complete construction of our Powered 1 battery factory, and improve manufacturing efficiency across our production assets as we scale, we believe that we will be able to leverage our historical investments in capacity to reduce our labor and overhead costs as a percentage of total revenue. With the addition of our Powered 1 factory, we believe we will have sufficient capacity to fulfill our current backlog and anticipated near-term growth but further investment in capacity will be required as demand for electric vehicles continues to grow globally.
For the nine months ended September 30, 2023 and 2022, our total revenue was $251.4 million and $229.4 million, respectively. We generated a gross loss of $30.4 million and $3.7 million for the nine months ended September 30, 2023 and 2022, representing a gross margin of (12.1)% and (1.6)%, respectively. We invested significant resources in research and development, operations, and sales and marketing to grow our business and, as a result, generated losses from operations of $183.7 million and $147.2 million for the nine months ended September 30, 2023 and 2022, respectively. The restructuring we announced in the first quarter of 2023 started in the later part of the first quarter, and therefore its impact was not significant to the operating results of the first quarter. In the second quarter of 2023, the costs reduction contributed to the offset of other incremental expenses incurred to grow our business and operate as a public company. In the third quarter of 2023, the Company filed the Bankruptcy Petitions, and is currently operating as a debtor-in-possession.
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
Recent Developments
Voluntary Reorganization under Chapter 11
As previously disclosed, on August 7, 2023 (the “Petition Date”), Proterra Inc and its direct subsidiary, Proterra Operating Company, Inc (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Bankruptcy Court” and such cases, the “Chapter 11 Cases”). The Chapter 11 Cases are jointly administered under the caption In re Proterra Inc, Case No. 23-11120 (BLS) (Bankr. D. Del. 2023). The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors sought from the Bankruptcy Court various forms of “first-day” relief”, including, among other things, authority to use cash collateral, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and continue customer programs. On August 10, 2023, the motions filed by the Debtors seeking this “first-day” relief were approved by the Bankruptcy Court and, to the extent such relief was granted on an interim basis, the Debtors have subsequently obtained orders granting such relief on a final basis. For detailed discussion about the Chapter 11 Cases, refer to Note 2, Chapter 11 Filing and Other Related Matters to our unaudited condensed consolidated financial statements.
As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility and the Convertible Notes as a result of the bankruptcy filing, the outstanding principal and interest thereunder became immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed under the Bankruptcy Code. However, the Convertible Notes continue to accrue PIK and cash interest under the final cash collateral order. See Note 5, Debt, to our unaudited condensed consolidated financial statements for details.
NASDAQ Delisting Proceedings
As previously disclosed, on August 8, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined to delist the Company’s common stock from the Nasdaq Global Select Market. The Company did not intend appeal this determination. On August 17, 2023, Nasdaq suspended the trading of the Company’s common stock at the opening of business. On September 9, 2023, Nasdaq applied to the SEC pursuant to Form 25 to remove the common stock of the Company from listing and registration on the Nasdaq Global Select Market at the opening of business September 20, 2023. As a result of the suspension and delisting, the Company’s common stock began trading exclusively on the OTC market on August 17, 2023 under the symbol PTRAQ.
Volta Truck Insolvency Proceedings
On October 17, 2023, Volta Trucks, a Proterra Powered customer, announced that it will file for administration in the United Kingdom and insolvency proceedings in other relevant jurisdictions. The Company recorded a $1.6 million impairment charge in the three months ended September 30, 2023 to write off its long-term investments in this entity. As the Company has sufficient deferred revenue from prepayments outstanding, no credit losses over its accounts receivables outstanding as of September 30, 2023 are expected.
Process for Sale of All or Substantially All of Our Assets
At the outset of our Chapter 11 Cases, we commenced a bidding process that may result in the sale of all or substantially all of our assets pursuant to section 363 of the Bankruptcy Code. The Bankruptcy Court approved the bidding procedures on September 7, 2023. The bidding procedures provide for substantial flexibility with respect to the structure of any transaction. The Company may select one or more stalking horse bidders and pursue Bankruptcy Court-approved bid protections if the Company believes, it the exercise of its business judgment, that doing so will maximize value. The bidding procedures permit potential bidders to submit bids with respect to not only sale transactions but also other types of transactions involving the Company and its assets, including, without limitation, proposals for the raising of debt or equity financing in connection with a chapter 11 plan of reorganization. The bidding procedures also provide for various deadlines by which qualified bids must be submitted and the timing of the auctions and ultimate sale of some or all of the Company’s assets. Bids for Proterra Transit are on a more expedited schedule (the “Track A Schedule” and “Track A Bid Deadline”) than bids for all of the Company’s assets and for Proterra Powered assets (the “Track B Schedule” and “Track B Bid

Deadline”). Pursuant the Notice of Revised Dates Relating to Bidding Procedures Deadlines For (I) Proterra Energy; and (II) Proterra Transit [Docket No. 368], which is subject to further change, the Track A Bid Deadline was October 26, 2023 at 4:00 p.m. (ET) with an auction, if necessary, scheduled for November 13, 2023 at 10:00 a.m. (ET). The Track B Bid Deadline is November 6, 2023 at 4:00 p.m. (ET) with an auction, if necessary, scheduled for November 9, 2023 at 10:00 a.m. (ET). Pursuant to the provisions in the bidding procedures order, these dates were delayed from those originally proposed, and could be further delayed pursuant to the terms of the bidding procedures order and in consultation with the Consultation Parties (as defined therein). A hearing to approve the Track A sale and Track B sale is currently scheduled for November 28, 2023 at 10:00 a.m. (ET).
Key metrics and select financial data
Deliveries
We delivered 85 and 162 (152 new and 10 pre-owned) vehicles in the nine months ended September 30, 2023 and 2022, respectively. We delivered battery systems for 1,235 and 927 vehicles in the nine months ended September 30, 2023 and 2022, respectively.
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
Ongoing macroeconomics conditions have led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to our supply chain, operations, and customer demand. The recent increase in inflation, interest rate and energy costs and continued disruption in global markets (in part stemming from the conflict in Ukraine) have further impacted supply chain stability and material costs. Our vehicle and charging system deliveries were impacted by ongoing constraints and inefficiencies in production driven in part by shortages in component parts resulting from global supply chain disruptions stemming from the pandemic and supplier instability during the first six months of 2023. After the Chapter 11 petition filing, there have been supply chain disruptions which caused shortages of parts. Although we achieved revenue growth during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, these disruptions decreased our production which negatively impacted our revenue and increased our overhead, led to increased costs to secure components critical to our production needs and negatively impacted our margins. We expect that our results for the remaining 2023 across all of our product lines will continue to be impacted by these supply chain issues, including parts shortages.
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
Ability to improve profit margins and scale our business
We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing, long-term contracts, and in some cases vertical integration. We completed construction of our battery production facility in Greer including the first production line which went in service in January 2023. We consolidated our bus manufacturing in our Greenville facility in the second quarter of 2023, and consolidated all battery production to Greer facility at the end of the third quarter of 2023. We expect the consolidation of bus production in Greenville to continue to drive greater labor and overhead efficiencies while maintaining the equivalent volume of output. We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. We expect our product cost of goods sold to increase in absolute dollars in future periods as the volume of products we sell increases. As we grow into our current capacity, execute on cost-reduction initiatives, and improve production efficiency, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term. We anticipate that by increasing facility utilization rates and improving overall economies of scale, we can positively impact gross margins of our products, bring value to our customers and help accelerate commercial electric vehicle adoption. Our ability to achieve cost-saving and production-efficiency objectives can be negatively impacted by a variety of factors including, among other things, labor cost inflation, lower-than-expected facility utilization rates, rising real estate costs, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions, and delays in our ability to hire, train, and retain employees needed to scale production to meet demand.
Continued emissions regulation and environmental stewardship
Our business benefits from international, federal, state, and local government interest in regulating air pollution and greenhouse gas emissions that contribute to global climate change. In July 2020, 15 states, including California and New York, pledged to work jointly towards a unified goal of zero emissions for 100% of new sales of medium- and heavy-duty commercial vehicles by 2050. In August 2019, the European Union passed Regulation 2019/1242, mandating a reduction in emissions from new trucks by 2025 and 2030. In addition, a growing number of cities and transit agencies have pledged to convert their entire transit bus fleets to zero-emission vehicles by a specific target date, and many have already begun to purchase electric vehicles in order to meet this goal. For example, on December 14, 2018, the California Air Resources Board (“CARB”) adopted a state-wide mandate, the Innovative Clean Transit Rule, mandating transit agencies to commit to purchasing zero-

emission buses starting in 2029. In 2023, CARB passed the Advanced Clean Fleet Rule, which requires public and private medium-duty fleets in California to convert to zero-emission vehicles by 2045, with some sectors as early as 2035. The move away from diesel- and natural gas-powered commercial vehicles is a significant step forward to accelerate the use of advanced technologies in medium- and heavy-duty vehicles to meet air quality and public health goals, thereby boosting near-term deployment of battery-electric commercial vehicles. As legacy internal combustion engine technology becomes more heavily regulated and costly across the globe, commercial vehicle manufacturers are investing in electrification. While this investment may increase competition, we believe that it will also increase customer demand, and help build the necessary supply chain and adjacent industry investments to support powertrain electrification. However, the uncertainty related to the passage of new legislation, appropriation of government funding, and implementation of regulations could impact the timing and number of vehicle orders, and any reduction in governmental interest in emissions regulation could negatively impact our business prospects or operating results.
Government programs accelerating adoption of zero-emission vehicles
Federal and state funding has accelerated the adoption of electric vehicles in our target markets. For instance, our U.S. transit customers have partially funded electric bus purchases through competitive grant programs, including the Low or No Emission Vehicle Program authorized by the federal Fixing America’s Surface Transportation Act in 2015, and other state-specific funding. The Infrastructure Investment and Jobs Act enacted on November 15, 2021 authorizes additional funding for electric vehicles and electric vehicle charging infrastructure through the creation of new programs and grants and the expansion of existing programs, including over $4.0 billion to replace existing buses with zero emission buses and at least $2.5 billion to replace existing school buses with zero emission school buses. In August 2022, the Inflation Reduction Act (the “IRA”) added additional funding and tax credit programs for both passenger car and commercial vehicles, many of which will become available to recipients in 2023. In the United States, states are also allocating portions of settlement funds from the approximately $15 billion Volkswagen Emissions Settlement Program to investments in zero-emission transit buses and school buses. We expect that the availability of this now unprecedented level of government funding for our customers, suppliers, and competitors to help fund purchases of commercial electric vehicles and battery systems will remain an important factor in our company’s growth prospects.
As a result of the IRA, the Internal Revenue Code Section 45X introduces “Advanced Manufacturing Production Credit” (“AMPC”) in effective January 1, 2023. The AMPC is based on the quantity of eligible components produced and sold by a taxpayer to an unrelated person in the taxable year. The AMPC is available for the production of battery cells and battery modules in the United States based on the capacity in kilowatt hours of the battery cell or module. The credit in the case of a battery cell is based on the capacity of the cell, $35 per kWh, and in the case of a module is based on the capacity of the module, $10 per kWh (or, in the case of a battery module that does not use battery cells, $45 per kWh). The credit is available from 2023 to 2032 subject to phase down beginning in 2030. The credit is eligible for direct payment for a five-year period from Treasury and the right to the credit can be sold for cash to third parties (in both cases subject to certain limitations). Based on the direct pay mechanism, it allows taxpayers to elect to treat the credit as a direct payment of tax, which allows them to receive a cash payment if the taxpayer does not incur any income tax liability. Accordingly, these tax credits are government grants in nature. As such, we follow our accounting policy related to government grants and record it as a reduction of product cost of goods sold when we are reasonably assured that the conditions required for such tax credits are met and such benefit will be received. We expect that we will qualify for the $10 per kWh credit, however, we cannot assure that the IRS will ultimately determine that we qualify.
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
(Gain) loss on debt extinguishment
Loss on debt extinguishment relates to the amendment made to the Notes Purchase Agreement and Convertible Notes on March 31, 2023. See Note 5, Debt, for additional information of the Convertible Notes. Gain on debt extinguishment relates to the forgiveness of the PPP loan.
(Gain) loss on revaluation of derivative liability
(Gain) loss on valuation of derivative liability relates to the changes in the fair value of derivative liability, which were subject to remeasurement at each balance sheet date.
Other expense (income), net
Other expense (income), net primarily relates to sublease income and currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar, amortization of short-term investment premium/discount and other non-operational financial gains or losses.
Reorganization items, net
Reorganization items, net represent expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the bankruptcy proceeding.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the accounting policies related to the Convertible Notes and derivative liability adopted during the three months ended March 31, 2023, and application of ASC 852 (as described and defined below) during the three months ended September 30, 2023. See Note 1 and Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for details.
Application of ASC 852
Beginning on the Petition Date, the Company applied Financial Accounting Standards Board Codification Topic 852, Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date and up to and including the period of emergence from Chapter 11 proceedings, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as the write-off of unamortized debt issuance costs and premium on debt subject to compromise, legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheet as of September 30, 2023 as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Product revenue	$79,957	$89,769	$227,056	$214,196
Parts and other service revenue	6,191	6,454	24,335	15,172
Total revenue	86,148	96,223	251,391	229,368
Product cost of goods sold	92,950	91,408	264,391	217,743
Parts and other service cost of goods sold	4,628	6,091	17,375	15,349
Total cost of goods sold (1)	97,578	97,499	281,766	233,092
Gross profit (loss)	(11,430)	(1,276)	(30,375)	(3,724)
Research and development (1)	10,992	18,165	44,438	44,871
Selling, general and administrative (1)	37,419	38,554	108,867	98,646
Total operating expenses	48,411	56,719	153,305	143,517
Loss from operations	(59,841)	(57,995)	(183,680)	(147,241)
Interest expense, net	152	7,361	11,344	21,191
(Gain) loss on debt extinguishment	—	—	177,939	(10,201)
Gain on revaluation of derivative liability	(81,300)	—	(114,878)	—
Asset impairment charge	1,600	—	1,600	—
Other expense (income), net	(1,900)	(295)	(6,321)	(1,271)
Reorganization items	16,391	—	16,391	—
Income (loss) before income taxes	5,216	(65,061)	(269,755)	(156,960)
Provision for income taxes	—	—	—	—
Net income (loss)	$5,216	$(65,061)	$(269,755)	$(156,960)

__________________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$209	$456	$786	$1,350
Research and development	1,250	1,409	3,707	3,690
Selling, general and administrative	3,023	3,491	8,708	11,273
Total stock-based compensation expense	$4,482	$5,356	$13,201	$16,313

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	93%	93%	90%	93%
Parts and other service revenue	7	7	10	7
Total revenue	100	100	100	100
Product cost of goods sold	108	95	105	95
Parts and other service cost of goods sold	5	6	7	6
Total cost of goods sold (1)	113	101	112	101
Gross loss	(13)	(1)	(12)	(1)
Research and development (1)	13	19	18	20
Selling, general and administrative (1)	43	40	43	43
Total operating expenses	56	59	61	63
Loss from operations	(69)	(60)	(73)	(64)
Interest expense, net	—	8	5	9
(Gain) loss on debt extinguishment	—	—	71	(4)
Gain on revaluation of derivative liability	(94)	—	(46)	—
Asset impairment charge	2	—	1	—
Other expense (income), net	(2)	—	(3)	(1)
Reorganization items	19	—	7	—
Income (loss) before income taxes	6	(68)	(108)	(68)
Provision for income taxes	—	—	—	—
Net income (loss)	6%	(68)%	(108)%	(68)%
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	—%	—%	—%	—%
Research and development	1	2	2	2
Selling, general and administrative	4	4	3	5
Total stock-based compensation expense	5%	6%	5%	7%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Product revenue	$79,957	$89,769	$(9,812)	(11)%	$227,056	$214,196	$12,860	6%
Parts and other service revenue	6,191	6,454	(263)	(4)	24,335	15,172	9,163	60
Total revenue	$86,148	$96,223	$(10,075)	(10)	$251,391	$229,368	$22,023	10
Proterra Transit new buses delivered	23	52	(29)	(56)	85	152	(67)	(44)
Proterra Powered battery systems delivered	530	348	182	52	1,235	927	308	33
MW charging infrastructure installed	8.7	22.5	(13.8)	(61)%	26.5	28.8	(2.3)	(8)%
Total revenue decreased by $10.1 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease of total revenue was primarily due to lower than planned production caused by bankruptcy-related supply chain parts shortages. This decrease was partially offset by an increase of battery systems delivered.
Total revenue increased by $22.0 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase of total revenue was primarily due to an increase of battery systems delivered, which was partially offset by fewer bus deliveries.
Cost of goods sold and gross profit (loss)

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Product cost of goods sold	$92,950	$91,408	$1,542	2%	$264,391	$217,743	$46,648	21%
Parts and other service cost of goods sold	4,628	6,091	(1,463)	(24)	17,375	15,349	2,026	13
Total cost of goods sold	97,578	97,499	79	—	281,766	233,092	48,674	21
Gross loss	$(11,430)	$(1,276)	$(10,154)	796%	$(30,375)	$(3,724)	$(26,651)	716%
Cost of goods sold increased slightly for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in costs were mainly driven by unabsorbed labor and manufacturing overhead costs from lower than planned production, which was caused by supply chain parts shortages as a result of the Chapter 11 Cases and production efficiency of Powered 1 not reached yet, and higher material input costs. The increase in costs was also due to a $7.8 million inventory write down related to excess or obsolete inventories and scrap costs as part of the consolidation of manufacturing facilities and the ramp up Powered 1 factory production, which started in the first quarter of 2023. These costs were partially offset by manufacturing credits earned as part of the IRA in 2023.
Cost of goods sold increased by $48.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in costs were mainly driven by the unabsorbed labor and manufacturing overhead costs from lower than planned production, which was caused by supply chain parts shortages as a result of the Chapter 11 Cases and production efficiency of Powered 1 not reached yet, increased volume for battery systems and higher material input costs. In addition, delays in production resulting mainly from parts shortages and supplier instability along with the ramp up Powered 1 factory production, which started in the first quarter of 2023, negatively impacted our ability to absorb increased labor and manufacturing overhead costs in the first quarter of 2023. The increase was also due to the $14.5 million inventory write down, and increased personnel expense, depreciation and facility expenses associated with Powered 1 factory, which started production in the first quarter of 2023. These costs were partially offset by manufacturing credits earned as part of the IRA in 2023.
Gross loss increased by $10.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Gross loss increased by $26.7 million to $30.4 million in the nine months ended September 30, 2023 from $3.7 million in the nine months ended September 30, 2022. Gross profit was negatively impacted primarily due to unabsorbed labor and manufacturing overhead costs from lower than planned production caused by supply chain parts shortages as a result of the Chapter 11 Cases, a high mix of deliveries of products with pre-inflation pricing that were produced at costs that reflected increased cost of goods sold due to volume and higher material input costs, the inventory write down, and increased personnel related costs, depreciation and facility expenses associated with Powered 1 factory, which started production in the first quarter of 2023. For the nine months ended September 30, 2023, the gross profit was also negatively impacted by the unabsorbed labor and manufacturing overhead costs caused by delays in production and supply chain interruptions, along with the ramp up Powered 1 factory production in the first quarter of 2023.
Gross profit for the nine months ended September 30, 2022 was negatively impacted primarily due to unabsorbed labor and manufacturing overhead costs caused by the COVID-19 pandemic and related supply chain interruptions and delays in production.
Operating expenses
Research and development

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Research and development	$10,992	$18,165	$(7,173)	(39)%	$44,438	$44,871	$(433)	(1)%
Research and development expense decreased by $7.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to a decrease in prototype parts and tooling expense of $2.4 million, a decrease in personnel related expense and stock-based compensation of $2.3 million, and a decrease of professional and consulting fees of $2.1 million.
Research and development expense decreased by $0.4 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an decrease in professional and consulting fees of $1.1 million and a decrease in prototype parts and tooling expenses of $0.7 million, which is partially offset by an increase in personnel related expenses of $1.3 million.
Selling, general and administrative

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Selling, general and administrative	$37,419	$38,554	$(1,135)	(3)%	$108,867	$98,646	$10,221	10%
Selling, general and administrative expense decreased by $1.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The $1.1 million decrease was primarily due to a decrease in personnel related expense and stock-based compensation of $1.9 million and a decrease in facilities expense of $1.0 million, which was partially offset by an increase in professional and consulting fees of $1.8 million.
Selling, general and administrative expense increased by $10.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The $10.2 million increase was primarily due to an increase in professional and consulting fees of $9.3 million and an increase in personnel related expenses and stock-based compensation of $2.2 million.

Interest expense, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Interest income	$(512)	$(458)	$(54)	12%	$(2,362)	$(1,112)	$(1,250)	112%
Interest expense	664	7,819	(7,155)	(92)	13,706	22,303	(8,597)	(39)
Interest expense, net	$152	$7,361	$(7,209)	(98)%	$11,344	$21,191	$(9,847)	(46)%
Interest expense, net decreased by $7.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest expense, net decreased by $9.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to the decrease of amortization expense of debt discount/premium associated with the Convertible Notes, which were amended on March 31, 2023.
(Gain) loss on debt extinguishment

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
(Gain) loss on debt extinguishment	$—	$—	$—	NM	$177,939	$(10,201)	$188,140	NM
On March 31, 2023, we entered into amendments to the Notes Purchase Agreement and Convertible Notes as described in Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The Convertible Notes Amendments were considered as an extinguishment of the existing debt under the Convertible Notes outstanding as of March 31, 2023, and the issuance of new debt upon the effectiveness of the Convertible Notes Amendments on March 31, 2023, which resulted in a $177.9 million loss on debt extinguishment.
The $10.2 million gain on debt extinguishment in the nine months ended September 30, 2022 was related to the $10.0 million PPP loan forgiveness approved by the SBA in May 2022. The previously paid and accrued interest of $0.2 million was also forgiven.
Gain on revaluation of derivative liability

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Gain on revaluation of derivative liability	$(81,300)	$—	$(81,300)	NM	$(114,878)	$—	$(114,878)	NM
The $81.3 million gain in the three months ended September 30, 2023 was related to the non-cash fair value change in derivative liability arising from the filing of the Bankruptcy Petitions on August 7, 2023, which is considered an event of default under the Convertible Notes, triggering the maturity date of the Convertible Notes, and the embedded conversion features associated with the Convertible Notes expired on maturity date.
The $114.9 million in nine months ended September 30, 2023 was related to the non-cash fair value change in derivative liability arising from the Amended Convertible Notes caused by the filing of the Bankruptcy Petitions in the third quarter of 2023 and changes of stock price and certain underlying assumptions related to the likelihood of conversion in the second quarter of 2023.
Asset impairment charge

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Asset impairment charge	$1,600	$—	$1,600	NM	$1,600	$—	$1,600	NM
The $1.6 million impairment charge is to write off a long-term investment recorded in other assets in the condensed consolidated balance sheets, which was comprised of a minority equity investment in a privately held entity.
Other expense (income), net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Other expense (income), net	$(1,900)	$(295)	$(1,605)	544%	$(6,321)	$(1,271)	$(5,050)	397%
The other income in the three and nine months ended September 30, 2023 was mainly the gains from amortization of short-term investment premium/discount and sublease income.
Reorganization items, net

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change	2023	2022	Change	Change
Reorganization items, net	$16,391	$—	$16,391	NM	$16,391	$—	$16,391	NM
The reorganization items, net in the three and nine months ended September 30, 2023 was mainly the professional fees and other bankruptcy related costs arising from the filing of the Bankruptcy Petitions on August 7, 2023 partially offset by gains from write-off of liabilities subject to compromise as a result of the Chapter 11 Cases.
Provision for income taxes
We are subject to income taxes in the United States and certain states, but due to our net operating loss position and full valuation allowance, we have not recognized any material provision or benefit through September 30, 2023.
Liquidity and capital resources
As of September 30, 2023, we had cash and cash equivalents and short-term investments of $130.7 million. Our primary requirements for liquidity and capital are investment in new products and technologies, the completion and improvement of our current manufacturing and future capacity expansion, working capital, servicing our indebtedness, complying with the requirements of the terms governing the Senior Credit Facility and Convertible Notes, and general corporate needs. Historically, these cash requirements have been met through the net proceeds we received through private sales of equity securities, the Business Combination, the PIPE Financing, the Convertible Notes, borrowings under our credit facilities, and payments received from customers. Following our Chapter 11 Cases’ filing, our principal source of funds has been and is expected to continue to be cash on hand.

Beginning on the Petition Date, the Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan, emerge from the Chapter 11 proceedings and generate sufficient liquidity to meet its contractual obligations and operating needs. There can be no assurance that we will be successful in executing a transaction or consummating a Chapter 11 plan with respect to the Chapter 11 Cases. As a result of risks and uncertainties, the delisting of our common stock and the effects of potential disruption resulting from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with the Company’s recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern for the next 12 months. See Note 2, Chapter 11 Filing and Other Related Matters for additional details on the Chapter 11 Cases.
Senior Credit Facility
As previously disclosed, in May 2019, we entered into the Senior Credit Facility, which is a senior secured asset-based lending facility with borrowing capacity up to $75.0 million. The Senior Credit Facility is secured by a security interest on substantially all our assets except for intellectual property and certain other excluded assets.
The filing of the Chapter 11 Cases is considered an event of default under the Senior Credit Facility, and resulted in termination of the revolver commitment. The Company elected to cash collateralize its outstanding letters of credit obligations in accordance to certain terms under the Senior Credit Facility, which was recorded in the restricted cash, current on the condensed consolidated balance sheet. During the three months ended September 30, 2023, $10 million of letter of credit was drawn.
There was no outstanding balance for borrowings under the Senior Credit Facility as of September 30, 2023. There was an aggregate of $11.9 million in letters of credit outstanding, which is fully cash collateralized as of September 30, 2023.
Convertible Notes
On March 31, 2023, the Company entered into an amendment to the Notes Purchase Agreements and the Convertible Notes, which includes amendments to the interest rate, maturity date, mandatory and optional conversion rights, limitations on the issuance of shares of our common stock upon conversion and the Company’s obligation to seek stockholder approval, minimum liquidity requirements and certain other covenants (the “Convertible Notes Amendments”). See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details of the Convertible Notes prior to and after the Convertible Notes Amendments.
The filing of the Chapter 11 Cases is considered an event of default under the Convertible Notes and resulted in the Convertible Notes maturing on such day. The principal and accrued unpaid interest are due and payable immediately.
Pursuant to the final cash collateral order, post-petition interest on pre-petition debt continues to accrue at the non-default rate until the earlier of (i) April 1, 2024 and (ii) the notice period following an event of default, unless an extension is approved by the Bankruptcy Court and paid when such payment would have been due under the Notes Purchase Agreement.
As of September 30, 2023, the outstanding balance of the Convertible Notes was $179.0 million inclusive of PIK interest of $25.5 million.
Performance bonds
Public transit agencies may require their suppliers to obtain performance bonds from surety companies or letters of credit to protect against non-performance. These performance guarantees are normally valid from contract effective date to completion of the contract, which is generally upon customer acceptance of the vehicle. Surety companies limit the maximum coverage they will provide based on financial performance and do not provide committed bonding facilities. Currently, we are required to cash collateralize a portion of the total performance bond amount. Historically, we have primarily provided cash collateral. Our surety provider may accept letters of credit. The collateral provided is a mix of restricted cash on the balance sheet and letters of credit. As of September 30, 2023, we had $25.5 million of restricted cash and $6.7 million of letters of credit related to performance bonds. Subject to the Chapter 11 Cases, we believe we have sufficient capacity to meet the performance guarantee needs of our business through our arrangements with our primary surety provider.
Cash flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows (used in) provided by:
Operating activities	$(139,258)	$(197,586)
Investing activities	194,878	74,571
Financing activities	(3,520)	12,586
Net increase (decrease) in cash and cash equivalents, and restricted cash	$52,100	$(110,429)
Operating activities
Net cash used in operating activities in the nine months ended September 30, 2023 was $139.3 million compared to $197.6 million net cash used in operating activities in the nine months ended September 30, 2022. The change of cash used in operating activities in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was mainly due to changes of working capital balance offset by higher net loss than comparative period. The increase in net loss of $112.8 million between the comparison periods and $114.9 million non-cash gain on revaluation of derivative liability in 2023 is primarily offset by the increase of non-cash loss on debt extinguishment of $187.9 million and $5.5 million of depreciation and amortization expense. In the nine months ended September 30, 2023, cash provided by operating activities includes $48.6 million, $41.9 million, $16.4 million and $17.4 million related to account receivable, accounts payable and accrued liabilities, deferred revenue and prepaid expenses and other current assets, respectively, and partially offset by cash used in operating activities related to inventory of $94.0 million. In the nine months ended September 30, 2022, cash used in operating activities included $49.8 million, $20.7 million and $13.0 million related to inventory, accounts receivable and other assets, respectively, which was partially offset by cash provided by operating activities related to deferred revenue and accounts payable and accrued liabilities of $5.1 million and $19.9 million, respectively.
Investing activities
Net cash provided by investing activities was $194.9 million in the nine months ended September 30, 2023 compared to $74.6 million net cash used by investing activities in the nine months ended September 30, 2022. The $194.9 million net cash provided by investing activities for the nine months ended September 30, 2023 resulted from $211.4 million net cash provided by maturity of marketable securities and offset by $16.5 million capital expenditures mainly related to the Powered 1 factory. The $74.6 million net cash used in investing activities for the nine months ended September 30, 2022 resulted from $116.4 million net purchase of short-term investments and $41.8 million capital expenditures mainly related to the Powered 1 factory.
Financing activities
Net cash used in financing activities was $3.5 million for the nine months ended September 30, 2023 as compared to $12.6 million net cash provided by financing activities for the nine months ended September 30, 2022. The net cash used in financing activities for the nine months ended September 30, 2023 primarily resulted from the payment of insurance related financing liability. The net cash provided by financing activities for the nine months ended September 30, 2022 primarily resulted from net proceeds of $9.0 million from the exercise of stock options.

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
Contractual obligations
The purchase commitments including purchase orders or contracts for the purchase of certain goods and services, excluding inestimable variable components, was $1.9 billion as of September 30, 2023, of which 25% was expected to be due in the next 12 months, 40% in 1-3 years, and the remainder in more than 3 years through 2028. Most of the commitments relate to the expected purchase of 2170 battery cells manufactured at a yet to be built LG Energy Solution battery cell plant in the United States, pursuant to a long-term supply agreement.
On October 25, 2023, LG Energy Solution issued a press release announcing that it modified its plan for the yet to be built battery cell manufacturing plant in the United States to only produce 46-series battery cells instead of the original plan to produce both 46-series and 2170 battery cells. According to the press release, the expected date for start of production remains unchanged, scheduled for late 2025. The Company is currently in discussions with LG Energy Solution concerning the existing long-term supply agreement which contains minimum volume commitments and certain milestone-based prepayments related to the construction of the US facility. See the risk factor under “Risk Factor—If LG Energy Solution does not satisfy its contractual obligations to us with respect to producing certain EV cells in the United States, we may incur significant additional, unplanned design, development and manufacturing costs of EV cells for our products and may experience potential revenue losses” for further information.
Item 3.     Quantitative and Qualitative Disclosure About Market Risk
There have been no material changes in our market risk exposures for the nine months ended September 30, 2023, as compared to those discussed in our Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because the material weaknesses in internal control over financial reporting, described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with SEC on March 17, 2023 and amended on May 1, 2023, remained as of September 30, 2023.
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
Remediation Plan and Status
Our management, with the oversight of the audit committee of our board of directors, is in the process of designing and implementing a remediation plan and have taken and continue to take steps that we believe will help address the underlying causes of the material weakness, which includes the following steps:
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
The elements of our remediation plan can only be accomplished over time and are subject to continued review, implementation and testing by management, as well as oversight by the audit committee of our board of directors, to determine that it is achieving its objectives. While we have implemented a variety of steps to remediate these weaknesses, the material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Examples of actions that have been implemented as part of the ongoing remediation plan include but are not limited to the hiring of a temporary accounting advisor and full time Chief Accounting Officer in the second quarter of 2023. The Company has also contracted the services of a global consulting firm that is experienced in SOX and Committee of Sponsoring Organizations (COSO) compliance to assist with the ongoing remediation efforts. We will continue to monitor the effectiveness of our remediation plan and will refine the remediation plan as appropriate. However, the bankruptcy related resource constraints have negatively impacted our schedule in carrying out the remediation plan.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recently completed quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than the remediation steps described above.

Part II. Other Information
Item 1. Legal Proceedings
From time to time we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are currently not a party to any material legal proceedings other than the Chapter 11 Cases and the legal proceedings described below. The information contained in Note 2 Chapter 11 Filing and Other Related Matters is incorporated herein by reference. As a result of the Chapter 11 Cases, substantially all proceedings pending against the Debtors have been stayed.
Securities Class Action Lawsuits
Two securities class actions, Villanueva v. Proterra Inc., Case No. 3:23-cv-3519 and Tirado v. Proterra Inc., Case No. 5:23-cv-04528, were filed in the U.S. District Court for the Northern District of California on July 14, 2023 and September 1, 2023, respectively, against the Company and certain of its current and former directors and officers. Plaintiffs in both actions allege that Defendants made misleading statements about the Company’s financial condition and liquidity. They seek damages based in part on the drop in Proterra’s stock price after it disclosed, on March 15, 2023, that it violated a minimum liquidity clause in its Convertible Notes and that its independent registered public accounting firm’s audit report indicated that it would need to qualify its audit report with a "going concern" clause, and after it disclosed, on August 7, 2023, its Chapter 11 bankruptcy filing. On October 23, 2023, the U.S. District Court for the Northern District of California granted the Villanueva plaintiffs’ motion to consolidate the two class actions. The Company and the individual defendants deny all allegations of wrongdoing in the complaints and intend to vigorously defend the matter. Since the cases are at an early stage, the Company is unable to predict the ultimate outcome of the lawsuits and cannot reasonably estimate the potential loss or range of loss the Company may incur.
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
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:
•our ability to successfully conduct a sale, execute a transaction, develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction, or otherwise realize any value with respect to our assets;
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
•our suppliers’ and vendors’ likely unwillingness or ability to fulfill any obligations they may have under supply terms or agreements for ongoing support, including their warranty obligations to us, as a result of the Chapter 11 Cases or other disputes, that could cause us to incur costs or liabilities, damage our reputation with our customers or potential acquirers of our assets;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute on our business plan;
•our ability to attract, motivate and retain key employees;
•our ability to attract and retain sufficient number of trained resources to carry out our remediation plan on schedule;
•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding;
•the substantial costs associated with Chapter 11 Cases, particularly if delays in the Chapter 11 Cases increase costs;
•the ability of third parties to assert claims against the Company, which may be substantial;
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans; and
•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.
Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, vendors, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, including a sale of all or part of our business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans or that may have on ultimate recovery for stakeholders, including creditors and stockholders.
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
Additionally, so long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings, including potentially costs of litigation arising thereunder.
While the Debtors have made efforts to minimize the length of the Chapter 11 Cases, it is impossible to predict with certainty the amount of time that the Debtors may spend in bankruptcy.
The Chapter 11 Cases limit the flexibility of our management team in running our business.
While we operate our business as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders and the creditors’ committee prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with a creditors’ committee and other parties-in-interest and one or more hearings. The creditors’ committee and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization or complete any Bankruptcy Court-approved sales of our Company or assets, or we may not be able to realize adequate consideration for such sales.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous potential, unanticipated delays, including that the Debtors may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm a Chapter 11 plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm such a plan if other statutory requirements are not met. If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. Even if a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers and other counterparties to do business with a company that recently emerged from bankruptcy proceedings. If we are unable to successfully reorganize, we may not be able to continue our operations.
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
We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, and our persistent net losses and negative cash flows from operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure investors that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from the Chapter 11 proceedings.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the final cash collateral order, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to successfully conduct a sale, execute a transaction, or develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings.
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
In particular, the amount and composition of our assets and liabilities could be significantly different as a result of the Chapter 11 Cases, and the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in our periodic reports or in any filing we make with the Bankruptcy Court may not accurately reflect such matters during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result. The periodic financial information reported to the Bankruptcy Court is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided as of quarter end in our periodic reports and may reflect estimates based on assumptions that may change significantly during the course of the Chapter 11 Cases or due to other contingencies, and, as applicable, is subject to all of the disclaimers presented therewith.
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
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the Petition Date, or after such date but before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. We are not currently aware of any material claims against the Debtors that would not ultimately be discharged by a Chapter 11 plan of reorganization of the Debtors; however any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized Debtors and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

We may be subject to a Liquidation Premium Claim as a result of the Chapter 11 proceedings.
The terms of the Convertible Notes provide that prior to the maturity date, in the event of a liquidation or sale of the Company, the Company would be required to pay to the holders of Convertible Notes, in lieu of paying the principal amount of the Convertible Notes, the greater of (i) 150% of the principal balance of the Convertible Notes or (ii) the consideration that the holders would have received had the holders elected to convert the Convertible Notes into common stock immediately prior to such liquidation event (the “Liquidation Premium”). As set forth in the final cash collateral order in the Chapter 11 proceedings, the Cowen Parties, who hold approximately 98% of the outstanding aggregate principal amount of the Convertible Notes, have reserved the right to assert a claim for the Liquidation Premium (“Liquidation Premium Claim”). The Cowen Parties are required to file a master proof of claim in the Chapter 11 proceedings, which may include the Liquidation Premium Claim, by no later than November 15, 2023. While we believe that no Liquidation Premium has been triggered or could be triggered in the future by the commencement and prosecution of the Chapter 11 proceedings, there is a risk that the Cowen Parties assert a Liquidation Premium Claim and that the adjudication of any such claim may be unfavorable to the Company, resulting in increased claims against the Company in the amount of the Liquidation Premium.
We have experienced, and may continue to experience, increased levels of employee attrition as a result of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, we have and may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Increased levels of employee attrition may cause us to rely on fewer employees, increase the number of key employees as a share of the total personnel we employ, and in some cases these employees may be less experienced which puts at greater risk our ability to execute our plans and strategies. To conserve our cash, most of the departed employees are not being replaced.
Senior management may leave the Debtors during the pendency of the Chapter 11 proceedings if not adequately compensated.
The Bankruptcy Code limits a debtor’s ability to pay bonus compensation to insiders absent court approval. While we have obtained Bankruptcy Court approval of an incentive program for certain members of senior management, certain modifications to this program or incentive programs for other insiders would require court approval. If we are unable to obtain court approval of any insider incentive bonus program, certain members of our senior management team may be undercompensated compared to both our market peers and their compensation prior to the Chapter 11 proceedings. There can be no assurance that members of management will continue to work for the Company under such circumstances. Should the Company lose all or part of the senior management team during the pendency of the Chapter 11 proceedings, we may experience substantial disruption and value destruction as a result.
Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our common stock.
Our post-bankruptcy capital structure has yet to be determined and may be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of common stock, will ultimately be resolved, we expect that common stockholders will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured indebtedness, are paid in full. Consequently, there is a significant risk that the holders of our common stock would receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.
Any Chapter 11 plan that we may implement will likely be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.
Any Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining business and will likely reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
In addition, any plan of reorganization will likely rely upon financial projections, including with respect to revenues, adjusted EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful implementation of any plan of reorganization.
The amount of claims allowed could significantly exceed our estimates.
Although the Bankruptcy Court has established November 13, 2023 as the bar date for all creditors that are not government entities and February 3, 2024, for all creditors that are government entities to file their proof of claim or interest, there can be no assurance regarding the amount of claims allowed to participate in distributions under a Chapter 11 plan or that such claims will not be significantly greater than may be anticipated which, could in turn result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, in which case our common stock would likely be worthless.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of, among other things, (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling such assets in a controlled manner, (ii) additional administrative expenses and delays resulting from the appointment of a Chapter 7 trustee, and/or (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
The Chapter 11 proceedings may cause our common stock to decrease in value materially or may render our common stock worthless.
We have a substantial amount of indebtedness that is senior to the Company’s existing shares of common stock in our capital structure. Recoveries in the Chapter 11 Cases for holders of common stock, if any, will depend upon the performance of our business, the value of our assets and other factors. Although we cannot predict how our common stock will be treated under any Chapter 11 plan at this time, the common stockholders may not receive a material, or any, recovery unless the holders of more senior claims and interests, such as secured indebtedness, are paid in full. Consequently, there is a significant risk that the holders of our common stock will receive little or no recovery under the Chapter 11 Cases and that our common stock will decrease in value materially or become worthless. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.
Trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and an investor could lose all or part of their investment.
The price of our common stock has been volatile following the commencement of the Chapter 11 Cases and has and may continue to decrease in value. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. External factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially. Accordingly, we cannot assure investors of the liquidity of an active trading market, the ability to sell shares of our common stock when desired, or the prices that an investor may obtain for the shares of our common stock.
In the past, following periods of extreme volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This and other securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
Our common stock has been delisted from trading on the Nasdaq Global Select Market, which may negatively impact the trading price of our common stock and our stockholders and there may be risks involved with trading in an over-the-counter market.
Our common stock has been delisted from the Nasdaq Global Select Market. As a result of the delisting, our common stock began trading exclusively on the OTC market on August 17, 2023 under the symbol PTRAQ. We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock is likely to be volatile and more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.
We may be adversely affected by potential litigation, including litigation arising out of the Chapter 11 Cases.
In the future, we may become parties to litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a Chapter 11 plan. It is not possible to predict the potential litigation that we may become party to nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.
Additional Risks Related to Our Financial Condition
There is substantial doubt about our ability to continue as a going concern for a period of twelve months from the date of this Quarterly Report on Form 10-Q.
Beginning on the Petition Date, the Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, implement a Chapter 11 plan, emerge from the Chapter 11 Cases and generate sufficient liquidity to meet its contractual obligations and operating needs. As a result, the Company faces risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for a Chapter 11 plan from various stakeholders, and (ii) the potentially disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships. The outcome of the Chapter 11 Cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of our control, including rulings by the Bankruptcy Court and the actions of the Company’s creditors. There can be no assurance that we will be successful in executing a transaction, or consummating a Chapter 11 plan with respect to the Chapter 11 Cases. As a result of risks and uncertainties related to the aforementioned conditions, the delisting of our common stock, and the effects of potential disruption resulting from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships, together with our recurring losses from operations and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern for the next 12 months. See Note 2, Chapter 11 Filing and Other Related Matters for additional details on the Chapter 11 Cases.
The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of our obligations under all of our pre-petition debt instruments.
As of September 30, 2023, we had cash and cash equivalents and short-term investments of $130.7 million.
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
Management, with the participation of the principal executive officer and principal financial officer, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2023, using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of September 30, 2023, because of the material weaknesses in internal control over financial reporting, described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with SEC on March 17, 2023 and amended on May 1, 2023, remained as of September 30, 2023.
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
Our management, with the oversight of the audit committee of our board of directors, is in the process of designing and implementing a remediation plan and is taking steps to remediate the material weaknesses. The material weaknesses will not be considered remediated until such time as management designs and implements effective controls that operate for a sufficient period of time and concludes, through testing, that these controls are effective. Furthermore, we cannot ensure that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate in a timely manner or at all the control deficiencies that led to our material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. Furthermore, the bankruptcy related resource constraints have negatively impacted our schedule in carrying out the remediation plan.
We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected and we could be subject to sanctions or investigations by the SEC or other regulatory authorities as well as shareholder litigation which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Any failure to remediate the material weaknesses or otherwise develop or maintain effective controls or any difficulties encountered in their implementation or improvement could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in material misstatements of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports. For example, in connection with the identification of the material weakness described above, we were unable to file our Annual Report on Form 10-K by the deadline prescribed by the SEC and, as a result, we are currently not eligible to utilize a Form S-3 registration statement. Additionally, investors may lose confidence in our financial reporting and our stock price may decline as a result. In addition, perceptions of the Company among customers, suppliers, lenders, investors, securities analysts and others could also be adversely affected.
Risks Related to Our Business and Industry
Our limited history of selling battery systems, electrification and charging solutions, fleet and energy management systems, electric transit buses, and related technologies makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
Although we were incorporated in 2004, we only began delivering electric vehicles in 2010, and through September 30, 2023 had delivered over 1,100 electric transit buses. In the nine months ended September 30, 2023 and 2022, we recognized $251.4 million and $229.4 million, respectively, in total revenue. In 2022, 2021 and 2020, we recognized $309.4 million, $242.9 million, and $196.9 million in total revenue, respectively. Since 2010, our product line has changed significantly, and our most recent transit bus model has only been in operation since 2020. Further, we started developing our battery technology in 2015 and did not begin battery pack production in any significant volume until 2017. We also have limited experience deploying our electric powertrain technology in vehicles other than electric transit buses. In 2018, we announced our software platform for connected vehicle intelligence, which we now refer to as our Valence (formerly called APEX) fleet and energy management software-as-a-service platform, which has only had beta customers until recently; we just relaunched the platform as Valence in 2022. Our energy services, which includes fleet planning, charging infrastructure and related energy management services, only began generating limited revenue in 2019. We began providing integrated charging solutions in 2019 and have only begun sourcing our new charging hardware from a new partner in 2020, with our first deliveries occurring in 2021.
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
We have a history of net losses, have experienced rapid growth, and may not achieve or sustain positive gross margin or profitability in the future.
We incurred net losses of $269.8 million in the nine months ended September 30, 2023, $238.0 million, $250.0 million, and $127.0 million in 2022, 2021, and 2020, respectively, and we expect to incur net losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $1.4 billion. On January 13, 2023, we approved a plan designed to improve operational efficiency, including reducing our workforce by approximately 25% and closing our City of Industry facility. We consolidated bus production to our Greenville facility, and are in the process of consolidating all battery production to Powered 1 battery factory in the second half of 2023. In transitioning manufacturing facilities, we may experience delays and disruptions in our manufacturing and production activities. We also expect to continue to hire new employees, particularly for our manufacturing facilities in South Carolina. Managing our growth has and will place significant demands on our management as well as on our administrative, operational, legal and financial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including our information technology, financial, legal, compliance and administrative systems and controls. We must also continue to effectively and efficiently manage our employees, operations, finances, research and development, and capital investments.
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
Our business is dependent on reliable availability of lithium-ion cells for our battery packs. While we believe other sources of lithium-ion cells will be available for our battery packs, to date, we have only used one supplier for lithium-ion cells for the battery packs used in commercial applications for our Proterra Transit and Proterra Powered customers. As we increase battery pack production, there is no guarantee that our current cell supplier will be able to supply the volume that we will require to meet growing demand. Battery cell demand continues to increase across vehicle segments including passenger car, and new incentives and tax credits under the IRA, which became law in August 2022, may further accelerate demand and competition for cell supply. Any disruption in the supply of battery cells could disrupt production of our battery systems and electric transit buses until we are able to find a different supplier that can meet our specifications and production demands. Such disruption could have an adverse effect on our business, prospects, financial condition and operating results.
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
On January 20, 2023, we implemented a reduction-in-force and announced the planned closure of our City of Industry facility by December 31, 2023. In February 2023, we implemented a rigorous headcount approval process, scrutinizing and only approving roles in the most critical areas of need. While we believe these actions will improve operational efficiency and expect to realize cost reductions, we may not be able to realize the full benefits within the anticipated time frame, or at all. We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with the reduction in workforce and facility closure. Further, we may experience unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.
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
The electric powertrain, electric commercial vehicle and charging solutions industries are highly competitive. We may not be successful in competing against companies in the battery systems, electric powertrain, charging solutions and related industries who may have more resources than we do or who are able to produce products and deliver services that are perceived by the market to be superior to ours. Global battery makers in particular may be able to leverage their superior scale and access to capital to sell their products more effectively to potential customers and may be further incentivized to compete with us in the North American market to take advantage of new incentives and tax credits for commercial vehicle electrification in the IRA, which became law in August 2022. We may also face competitive pressure from incumbent vehicle producers that decide to enter the battery system or electric powertrain business, or vertically integrate their supply chain, and that are able to leverage their superior resources and capital to produce products that perform or are priced competitively when compared to our own.
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
Our growth is highly dependent upon the adoption of our battery systems, electrification and charging solutions, fleet and energy management software and electric transit buses by commercial vehicle manufacturers and OEMs, and their willingness to partner with us on the design, development, testing, manufacturing, distribution, deployment, promotion, sale, and support of our products. The market for commercial electric vehicles and electrification technologies is relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new product and vehicle announcements, and changing demands and behaviors of customers and potential partners. For example, in August 2022, the IRA passed in the United States, adding unprecedented funding opportunities and tax credits for passenger car and commercial vehicle electrification and could make the United States an attractive market for vehicle electrification and increase competition as more industry players enter our core market. As a result, we spend resources educating our potential customers and partners on the benefits of adopting electric vehicle technology and engaging in lobbying efforts to promote clean energy initiatives that benefit our business activities.
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
•the amount and availability of federal, state, or other government funding and, in particular, the availability of economic incentives promoting fuel efficiency and alternate forms of energy, such as the Low or No Emission Vehicle Program, the Advanced Technology Vehicle Manufacturing Loan Program and the tax credits in the IRA;
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
With respect to our transit business, we have few long-term agreements with suppliers and typically purchase supplies on an order-by-order basis depending on the material requirements to build customers’ buses. In many cases, we rely on a small group of suppliers, many of which are single-source suppliers, to provide us with components for our products, such as the bus bodies and components of our drivetrains. Moreover, transit bus customers have specified a certain supplier for components, such as its preferred seating or heating, ventilation, and air conditioning units, and we are then beholden to that specified supplier’s terms and delivery schedule. While we obtain components from multiple sources when that is a viable alternative, certain components used in our electric transit buses must be custom made for us. In 2022 and into early 2023 we sourced wiring harnesses for our transit and powertrain products largely from one vendor that has experienced challenges and financial instability in its business, which created disruption in our supply and slowed our production. In addition, as part of our Chapter 11 proceedings, we rejected our contract with TPI Composites, Inc., which was the sole source supplier for our bus bodies, and we may be unable to negotiate another agreement on better terms.
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

If LG Energy Solution does not satisfy its contractual obligations to us with respect to producing certain battery cells in the United States, we may incur significant additional, unplanned design, development and manufacturing costs for our products and may experience potential revenue losses.
We have entered into a long-term supply agreement with LG Energy Solution pursuant to which we have agreed to make certain prepayments that vary in size based on milestones relating to the construction of a battery cell manufacturing facility in the United States. Following the completion of the United States battery cell manufacturing facility, LG Energy Solution has agreed to sell 2170 battery cells, which is the type of cell that we use in our battery pack architecture. On October 25, 2023, LG Energy Solution issued a press release in which it stated that the planned United States battery cell manufacturing facility would only produce 46-series battery cells instead of the original plan to produce both 46-series and 2170 battery cells. We are currently in discussions with LG Energy Solution concerning our existing agreement and the production of 2170 battery cells in the United States. A failure to produce the 2170 battery cells in accordance with the existing agreement may lead to a significant delay in the availability of battery cells manufactured in the United States and any changes from the 2170 cells to another type of cell may result in significant additional design, manufacturing and development costs to us. Further, any such delay to the sourcing of 2170 battery cells manufactured in the United States may have an adverse marketing impact on our products, which may cause a loss of revenue.
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
On November 15, 2021, President Biden signed the Infrastructure and Investment Jobs Act (IIJA), also referred to as the “Bipartisan Infrastructure Law”, into law, reauthorizing surface transportation programs through the federal government’s fiscal year in 2026, increasing funding for transit focused programs and establishing additional funding opportunities for no and low emission vehicles at unprecedented levels of funding. In August 2022, the IRA was signed into law, further expanding incentives for commercial zero emission vehicles including clean vehicle tax credits.
In addition to funding and incentives under the FAST Act and the Bipartisan Infrastructure Law, and the IRA, certain states and cities offer vouchers for the purchase of electric buses and other electric commercial vehicles, such as California’s Hybrid & Zero Emission Truck & Voucher Incentive Project, and the New York Truck Voucher Incentive Program. These vouchers provide point-of-sale discounts to vehicle purchasers. Additionally, there are other state programs that help fund electric bus purchases, including California’s Transit and Intercity Rail Capital Program, which has been allocated a portion of California’s Cap-and-Trade funds annually. The California Low Carbon Fuel Standard, or LCFS, also enables transit agencies using electricity as a source of fuel to opt into the LCFS program and earn credits that can be monetized. While the value of these credits fluctuates, the credits may help to offset up to half of the fuel costs for our transit customers.
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
Our business relies heavily on our specialized sales personnel and technical sales support to market and sell our products. If we are unable to effectively hire, train, manage, and retain our sales personnel, our business may be adversely impacted.
The success of our business largely depends on our ability to hire, train, and manage our sales personnel who have experience with and connections to the public and other transit agencies and commercial vehicle OEMs that are our current and potential customers. Because we employ a small and specialized sales force, the loss of any member of our sales team or technical sales support professionals could weaken our sales expertise and our customer reach, and adversely affect our business, and we may not be able to find adequate replacements on a timely basis, or at all. Moreover, there are no assurances that we will be able to maintain a sufficient level of sales personnel to effectively meet our needs as our business continues to grow, particularly with respect to Proterra Powered and Proterra Energy.
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
The consummation of the Chapter 11 plan may have an unfavorable tax impact on us, and we may be limited in the portion of net operating loss (“NOL”) carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of December 31, 2022, we had U.S. federal NOL carryforwards and state NOL carryforwards of approximately $729.5 million and $531.1 million, respectively, which if not utilized will begin to expire for federal and state tax purposes beginning in 2030 and 2023, respectively. Federal NOLs generated after December 31, 2017 have an indefinite carryover period, and may be utilized to offset no more than 80% of taxable income annually.
As previously disclosed, the Company is in the process of a Bankruptcy Court-approved bidding process that may result in the sale of all or substantially all of its assets. The potential gain or loss recognized with respect to these transactions will depend on, among other things, (a) the value and tax basis of the assets sold; (b) complex modeling considerations under certain U.S. Department of Treasury regulations and (c) the amount of cancellation of indebtedness income realized, if any, in connection with the Chapter 11 plan. Our NOLs (and other tax attributes) may be subject to use in connection with the implementation of any bankruptcy Chapter 11 plan or subject to reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of any bankruptcy Chapter 11 plan. To the extent NOL attributes remain upon emergence from bankruptcy, realization of NOL carryforwards depends on future income, and there is a risk that these carryforwards could expire unused and be unavailable to offset future income tax liabilities.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. While we have obtained entry of an order from the Bankruptcy Court limiting certain equity trades which may otherwise trigger an ownership change, we may experience ownership changes in the future, including as a result of the consummation of a Chapter 11 plan.
Accordingly, there can be no assurance that we will be able to utilize our income tax NOL carryforwards or other tax attributes to offset future taxable income, even if any such tax attributes survive any bankruptcy Chapter 11 plan.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
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
As a result of disclosure of information in the filings required of a public company, our business and financial condition is more visible, which may result in threatened or actual litigation, including by competitors. For example, two securities class actions have been filed against the Company and certain of its current and former directors and officers, asserting claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs in both actions allege that Defendants made misleading statements about the Company’s financial condition and liquidity. The Company and the individual defendants deny all allegations of wrongdoing in the complaints and intend to vigorously defend the matter. Since the cases are at an early stage, the Company is unable to predict the ultimate outcome of the lawsuits and cannot reasonably estimate the potential loss or range of loss the Company may incur. See “Legal Proceedings” for further details regarding these class actions. If these or similar claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Senior Credit Facility and the Convertible Notes. As a result of the bankruptcy filing, the outstanding principal and interest thereunder became immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed under the Bankruptcy Code. However, the Convertible Notes continue to accrue PIK and cash interest under the cash collateral order. See Note 5, Debt, for details.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.1+	Severance Agreement of David S. Black, dated May 8, 2023	10-Q	10.1	8/9/2023
10.2+	Executive Offer Letter of Jeffrey D. Embt, dated May 31, 2023	10-Q	10.2	8/9/2023
10.3+	Severance Agreement of Jeffrey D. Embt, dated June 8, 2023	10-Q	10.3	8/9/2023
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTERRA INC

Date: November 6, 2023	By:	/s/ Jeffrey D. Embt
	Name:	Jeffrey D. Embt
	Title:	Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)

	By:	/s/ David S. Black
	Name:	David S. Black
	Title:	Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)